Form 10-Q
period 2010-05-31
Southern Products, Inc.
filed 2010-07-15
CIK 1487659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165692

Southern Products, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

505 E. Windmill Lane, Ste. 1B #186, Las Vegas, Nevada 89123
(Address of principal executive offices)

(702) 235-8106
(Registrant’s telephone number)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,000,000 common shares as of July 12, 2010.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2010 (unaudited) and February 28, 2010 (audited);
F-2	Statements of Operations for the three months ended May 31, 2001 and from inception on February 23, 2010 through May 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Equity as of May 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2010 and from inception on February 23, 2010 through May 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2010
(unaudited)

ASSETS
	May 31, 2010	February 28, 2010
	(unaudited)	(audited)
Current assets
Cash	$2,522	$8,500
Inventory	640	600
Total current assets	3,162	9,100

Tools and other assets	400	400

Total assets	$3,562	$9,500

LIABILITIES AND STOCKHOLDER’S EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$1,500	$3,500

STOCKHOLDER’S EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 9,500,000 shares issued and outstanding	9,500	9,500
Deficit accumulated during the Development stage	(7,438)	(3,500)
Total stockholder’s equity	2,062	6,000

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,562	$9,500

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months ended May 31, 2010
For the period from February 23, 2010 (Date of Inception) through May 31, 2010
(unaudited)

	Three months ended May 31, 2010	From inception to May 31, 2010

General and administrative expenses:
Professional fees	$3,750	$7,250
Office and miscellaneous	188	188
Total general and administrative expenses	3,938	7,438

Net loss and comprehensive loss	$(3,938)	$(7,438)

Net loss per share:
Basic and diluted	$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,500,000

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDER’S EQUITY
Period from February 23, 2010 (Date of Inception) through May 31, 2010
(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	8,500,000	$8,500	$-	$-	$8,500
Issuance of common stock for assets to founder	1,000,000	1,000			1,000

Net loss for the period	-	-	-	(3,500)	(3,500)

Balance, February 28, 2010	9,500,000	9,500	-	(3,500)	6,000
Net loss for the period	-	-	-	(3,938)	(3,938)

Balance, May 31, 2010	9,500,000	$9,500	$-	$(7,438)	$2,062

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three months ended May 31, 2010
For the period from February 23, 2010 (Date of Inception) through May 31, 2010
(unaudited)

	Three months ended May 31, 2010	Inception through May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(3,938)	$(7,438)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(2,000)	1,500
Increase in inventory	(40)	(40)
	(5,978)	(5,978)
CASH FLOWS USED IN OPERATING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	8,500

NET INCREASE IN CASH	(5,978)	2,522
Cash, beginning of period	8,500	-
Cash, end of period	$2,522	$2,522

NON-MONETARY TRANSACTIONS
Shares issued for assets	$-	$1,000

SUPPLEMENTAL CASH FLOWS INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Southern Productions, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for the financial statements to be not misleading have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2010 as reported in Form S-1, have been omitted.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Products, Inc. (“Southern” or the “Company”) was incorporated in Nevada on February 23, 2010.  Southern is a Development stage company and has not yet realized any revenues from its planned operations.  Southern is currently in the business of designing, building and marketing custom beer pong tables.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Inventory

Inventory, consisting of finished beer pong tables, is valued at the lower of cost and net realizable value.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Comprehensive Income

The Company has adopted SFAS 130 “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010
(unaudited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

Southern follows SFAS 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry-forwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carry-forward has been recognized, as it is not deemed likely to be realized.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents

Recent Accounting Pronouncements

Southern does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $7,438 as of May 31, 2010.  Southern's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern.  Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

May 31, 2010,
Refundable Federal income tax attributable to:
Current Operations	$1,340
Less: valuation allowance	(1,340)
Net provision for Federal income taxes	$-

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010
(unaudited)

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

May 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$2,700
Less: valuation allowance	(2,700)
Net deferred tax asset	$-

At May 31, 2010, Southern had an unused net operating loss carryover approximating $7,900 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – COMMON STOCK

At inception, Southern issued 8,500,000 shares of stock to its founding shareholder for $8,500 cash.

During the period Southern issued 1,000,000 shares of stock to its founding shareholder for inventory and other assets having a value of $1,000.

NOTE 6 – COMMITMENTS

Southern neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE7 – SUBSEQUENT EVENTS

On July 7, 2010, the Board of Directors voted to issue 2,500,000 shares of common stock of the company to the subscribers in its registered public offering for $ 12,500 cash.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Company Overview and Plan of Operation

We were incorporated as Southern Products, Inc. on February 23, 2010 in the State of Nevada for the purpose of designing, manufacturing, and marketing custom-made beer pong tables.  We currently have several table designs and have built two initial proto-type tables.  In recent years, beer pong has become a competitive past-time played in bars, pubs, and at social gatherings according to generally accepted rules.  Our beer pong tables are constructed from foam and stucco and can be built to include a wide range of custom design features.   In contrast to the typical beer pong tables now on the market, our tables are not simply a modified ping-pong table.  Instead, we are able to provide a larger and more solid table that can function as a semi-permanent fixture or piece of furniture in bars, restaurants, and private home game rooms in a manner similar to billiards tables, air-hockey tables, and similar devices.

In contrast to most beer pong tables currently offered for sale, our tables are not simply a thin, folding surface similar to a ping pong table.  Instead, we intend to construct a solid, furniture-like product through the use of a manufacturing process adapted from the exterior insulation and finishing system (EIFS) commonly used in the construction industry.  EIFS applications are used to construct a layered building exterior which seamless-looking and water resistant.

The EIFS system begins with the Styrofoam core. Reinforcing fiber mesh, a polymer basecoat, and an acrylic finish are then applied over one another to create the finished surface. Generally, our tables begin with a computer-aided design which is used to cut a solid expanded polystyrene foam shape for the table.  Reinforcing mesh is then placed over the foam shape and covered with dry-bond base coat.  A finish coat of stucco-like material is then applied to the entire table.  Finally, the table may be painted and special design features and add-ons like glass pieces, lighting, and wash cup holders can be added.

The finished product is a solid, furniture-like table which is highly resistant to water and other liquids and has a smooth, finished look.  Although the stucco materials will add significant heft to the table, the Styrofoam shape core keeps the overall weight of the item manageable so that it can be moved and transported by two people without significant effort.

Product Development

Currently, we have limited inventory consisting of two initial prototype tables.  Over the next two to four months, we plan to develop additional tables and to increase our saleable inventory to approximately ten to fifteen tables.  In addition to some basic-model tables, we are in the process of designing and building several themed tables.

Over the next two to three months, we plan to purchase additional materials, including foam, base coat, and specialty items like glass and lighting accents.  In addition, we plan to engage independent contractors who may assist in the production process on an as-needed basis.  Generally, the independent contractors used will be one or two individuals to assist in the application of stucco and other materials during the manufacturing process. Our budget for these expenses is as follows:

• Raw materials and supplies	$2,000
• Labor	$2,500
Total	$4,500

Using the $4,500 budget above, we expect to produce approximately ten to fifteen new tables.  Our immediate goal will be to develop an initial stock of tables which will reflect a range of styles, appearances, and price points.  In addition to functioning as saleable inventory, this initial product run will also function as a group of samples and prototypes for use in advertising and promoting our products through our web site and in person-to-person sales efforts.  The cost to produce a basic-model table is approximately $100 to $120.  Our $4,500 manufacturing budget allows some flexibility to produce more elaborate products which may include additional features including shaped glass inserts, glass or steel cup holders, lighting, and other enhancements.   The cost for more elaborate tables is expected to range from $150 to $225 depending on the level of additional detail included.

Although we do not currently have any contractual arrangements for ongoing supply of our raw materials, the raw materials and supplies required for the manufacture of our tables are commercially available materials commonly used in the construction industry.

Initial Marketing Efforts

The focus of our initial marketing efforts will be development of a quality website.  Over the next one to two months, we expect to have our initial web development completed and to have our website online.  The site will feature product photos, a description of our tables and custom-building capabilities, as well as contact information for the company.  Due to the largely custom nature of our planned business, we do not expect to take product orders online any time in the immediate future.  The estimated initial cost of developing our website is approximately $350.  Ongoing hosting and maintenance costs are expected to be approximately $150 per year.

We also plan to undertake additional marketing efforts in the form of local radio and print advertisement directed primarily to college students and others in the 21-30 age bracket.  We expect to undertake these efforts in approximately three to four months, after establishment of our website and manufacture of our initial table inventory.

In addition to marketing efforts directed at individual purchasers, we plan to undertake some efforts at direct selling to bars and restaurants in the Las Vegas area and, eventually, throughout the greater southwest.  Many establishments already feature beer bong or would be willing to consider adding it to their current entertainment repertoire in light of its growing popularity.  Many of the beer bong tables in use in bars and restaurants are either improvised or of low quality.  We believe that we can offer them a customized, high-quality product that will be durable, aesthetically attractive, and suitable for semi-permanent installation in their premises.

Our initial marketing budget is as follows:

• Website development	$500
• Radio and print advertising	$3,000
• Direct sales brochures	$500
• Other sales expense	$250
Total	$4,250

 Based on customer feedback and our level of sales activity, our marketing strategy is expected to change and, hopefully, expand over the course of the coming year.

Expected Changes In Number of Employees, Plant, and Equipment

We do not currently have specific plans to purchase physical plant or significant equipment or to change the number of our employees during the next twelve months.

Results of Operations for the three months ended May 31, 2010

We have not earned any revenues from inception on February 23, 2010 through the period ending May 31, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $7,438 from our inception on February 23, 2010 through the period ending May 31, 2010.  During the three months ended May 31, 2010, we incurred expenses and net losses in the amount of $3,938.   Our expenses consisted of general and administrative expenses.

Liquidity and Capital Resources

As of May 31, 2010, we had current assets of $3,162, consisting of cash in the amount of $2,522 and inventory of $640.  As of May 31, 2010, we had current liabilities of $1,500, consisting of accrued expenses.  Thus, we had working capital of $1,662 as of May 31, 2010.

As outlined above, we expect to spend approximately $8,750 toward the initial implementation of our business plan.  Subsequent to the reporting period, on July 7, 2010, we issued 2,500,000 shares to a total of 30 subscribers who purchased shares of our common stock at a price of $0.005 per share in our initial public offering made pursuant to our Registration Statement on Form S-1/A.  We raised a total of $12,500 through the Offering.  At this time, we believe that we have sufficient cash to carry out our business plan for the next six to nine months.

Our ability to operate beyond the next six to nine months is contingent upon us obtaining additional financing and/or upon realizing relatively significant sales and revenue growth over the course of the current fiscal year. Until we are able to sustain our ongoing operations through sales revenue, we intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of May 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had working capital of only $1,662 as of May 31, 2010 and have an accumulated deficit of $7,438 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We do not believe that any accounting policies currently fit this definition.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tyler Richard.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2010.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to Registration Statement on Form S-1/A filed June 10, 2010.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

Date:	July 13, 2010

By: /s/ Tyler Richard Tyler Richard Title: Chief Executive Officer and Director