Form 10-Q/A
period 2010-05-31
Southern Products, Inc.
filed 2010-08-11
CIK 1487659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,000,000 common shares as of July 12, 2010.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on July 15, 2010, is to correct a typographical error as the wrong box was inadvertantely checked on the form that reflects the Company's status as a shell company, as defined in Rule 12b-2 of the Securities and Exchange Act of 1934.

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

Southern Products, Inc.

Date:	August 11, 2010

By: /s/ Tyler Richard Tyler Richard Title: Chief Executive Officer and Director