Form 10-Q
period 2010-08-31
Southern Products, Inc.
filed 2010-10-14
CIK 1487659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,000,000 common shares as of October 11, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of August 31, 2010 (unaudited) and February 28, 2010;
F-2	Statements of Operations for the three and six months ended August 31, 2001 and from inception on February 23, 2010 through August 31, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of August 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the six months ended August 31, 2010 and from inception on February 23, 2010 through August 31, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended August 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2010 and February 28, 2010

ASSETS
	August 31, 2010	February 28, 2010
	(unaudited)	(audited)
Current assets
Cash	$14,022	$8,500
Inventory	640	600
Total current assets	14,662	9,100

Tools and other assets	400	400

Total assets	$15,062	$9,500

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$2,500	$3,500

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 100,000,000 shares authorized, 12,000,000 shares issued and outstanding (February 28, 2010-9,500,000 shares issued and outstanding )	12,000	9,500
Additional paid in capital	10,000	-
Deficit accumulated during the Development stage	(9,438)	(3,500)
Total stockholders' equity	12,562	6,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,062	$9,500

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months and six months ended August 31, 2010
For the period from February 23, 2010 (Date of Inception) through August 31, 2010
(unaudited)

	Three months ended August 31, 2010	Six months ended August 31, 2010	From inception to August 31, 2010

General and administrative expenses:
Professional fees	$1,000	$4,750	$8,250
Filing and registration fees	1,000	1,000	1,000
Office and miscellaneous	188	188	188
Total general and administrative expenses	2,188	5,938	9,438

Net loss and comprehensive loss	$(2,188)	$(5,938)	$(9,438)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	11,166,667	10,333,333

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
Period from February 23, 2010 (Date of Inception) through August 31, 2010
(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	8,500,000	$8,500	$-	$-	$8,500
Issuance of common stock for assets to founder	1,000,000	1,000			1,000
Net loss for the period	-	-	-	(3,500)	(3,500)

Balance, February 28, 2010	9,500,000	9,500	-	(3,500)	6,000
Issuance of common stock for cash at $.005	2,500,000	2,500	10,000		12,500
Net loss for the period	-	-	-	(5,938)	(5,938)

Balance, August 31, 2010	12,000,000	$12,000	$10,000 -	$(9,438)	$12,562

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six months ended August 31, 2010
For the period from February 23, 2010 (Date of Inception) through August 31, 2010
(unaudited)

	Six months ended August 31, 2010	Inception through August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(5,938)	$(9,438)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	(1,000)	2,500
Increase in inventory	(40)	(640)
Increase in tools and other assets	0	(400)
CASH USED IN OPERATING ACTIVITIES	(6,978)	(7,978)

CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,500	22,000

NET INCREASE IN CASH	5,522	14,022
Cash, beginning of period	8,500	-
Cash, end of period	$14,022	$14,022

NON-MONETARY TRANSACTIONS
Shares issued for assets	$-	$1,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

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

Comprehensive Income

The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Tax

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

NOTE 3 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $9,438 as of August 31, 2010.  Southern's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern.  Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

August 31, 2010

Refundable Federal income tax attributable to:
Current Operations	$2,020
Less: valuation allowance	(2,020)
Net provision for Federal income taxes	$-

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$3,200
Less: valuation allowance	(3,200)
Net deferred tax asset	$-

At August 31, 2010, Southern had an unused net operating loss carryover approximating $9,400 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – COMMON STOCK

At inception, Southern issued 8,500,000 shares of stock to its founding shareholder for $8,500 cash.

During the period ended February 28, 2010, Southern issued 1,000,000 shares of stock to its founding shareholder for inventory and other assets having a value of $1,000.

During the period ended August 31, 2010, Southern issued 2,500,000 shares of stock for $12,500 cash.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2010 through October 11, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Product Development

Currently, we have limited inventory consisting of two initial prototype tables.  Over the next several months, we plan to develop additional tables and to increase our saleable inventory to approximately ten to fifteen tables.  In addition to some basic-model tables, we are in the process of designing and building several themed tables.

Currently, we are in the process of purchasing additional materials, including foam, base coat, and specialty items like glass and lighting accents.  In addition, we plan to engage independent contractors who may assist in the production process on an as-needed basis.  Generally, the independent contractors used will be one or two individuals to assist in the application of stucco and other materials during the manufacturing process. Our budget for these expenses is as follows:

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

Initial Marketing Efforts

The focus of our initial marketing efforts will be development of a quality website.  Within the immediate future, we expect to have our initial web development completed and to have our website online.  The site will feature product photos, a description of our tables and custom-building capabilities, as well as contact information for the company.  Due to the largely custom nature of our planned business, we do not expect to take product orders online any time in the immediate future.  The estimated initial cost of developing our website is approximately $350.  Ongoing hosting and maintenance costs are expected to be approximately $150 per year.

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

Results of Operations for the three and six months ended August 31, 2010

We have not earned any revenues from inception on February 23, 2010 through the period ending August 31, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $9,438 from our inception on February 23, 2010 through the period ending August 31, 2010.  During the three months ended August 31, 2010, we incurred expenses and net losses in the amount of $2,188.   During the six months ended August 31, 2010, we incurred expenses and net losses in the amount of $5,938. Our expenses consisted of general and administrative expenses.

Liquidity and Capital Resources

As of August 31, 2010, we had current assets of $14,662, consisting of cash in the amount of $14,022 and inventory of $640.  As of August 31, 2010, we had current liabilities of $2,500, consisting of accrued expenses.  Thus, we had working capital of $12,162 as of August 31, 2010.

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

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had working capital of only $12,162 as of August 31, 2010 and have an accumulated deficit of $9,438 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “1934 Act”), as of January 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 31, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Mr. Tyler Richard, our Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of August 31, 2010 as the result of a material weakness.   The material weakness results from significant deficiencies in internal control that collectively constitute a material weakness.

A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.   The Company had the following significant deficiencies at August 31, 2010:

•	The company only has one employee to oversee bank reconciliations, posting payables, and so forth, so there are no checks and balances on internal controls.

Remediation of Material Weakness

We are unable to remedy our internal controls until we are able to hire additional employees.

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

Item 4.     Removed and Reserved

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

Southern Products, Inc.

Date:	October 14, 2010

By: /s/ Tyler Richard Tyler Richard Title: Chief Executive Officer and Director