Form 10-Q
period 2010-11-30
Southern Products, Inc.
filed 2011-01-13
CIK 1487659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-165692

Southern Products, Inc.
(Exact name of registrant issuer as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer [ ] Non-accelerated filer	[ ] Accelerated filer [X] Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,000,000 common shares as of January 12, 2011.

 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of November 30, 2010 (unaudited) and February 28, 2010 (derived from audited);
F-2	Statements of Operations for the three and nine months ended November 30, 2010 and from inception on February 23, 2010 through November 30, 2010 (unaudited);
F-3	Statements of Stockholders’ Equity as of November 30, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended November 30, 2010 and from inception on February 23, 2010 through November 30, 2010 (unaudited);
F-5	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2010 and February 28, 2010

ASSETS
	November 30, 2010	February 28, 2010
	(unaudited)	(derived from audited)
Current assets
Cash	$13,598	$8,500
Inventory	640	600
Total current assets	14,238	9,100

Tools and other assets	400	400

Total assets	$14,638	$9,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accrued expenses	$4,300	$3,500

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 12,000,000 shares issued and outstanding (February 28, 2010-9,500,000 shares issued and outstanding )	12,000	9,500
Additional paid in capital	10,000	-
Deficit accumulated during the Development stage	(11,662)	(3,500)
Total stockholders’ equity	10,338	6,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,638	$9,500

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three months and nine months ended November 30, 2010
For the period from February 23, 2010 (Date of Inception) through November 30, 2010
(unaudited)

	Three months ended November 30, 2010	Nine months ended November 30, 2010	From inception to November 30, 2010

General and administrative expenses:
Professional fees	$1,800	$6,550	$10,050
Filing and registration fees	-	1,000	1,000
Office and miscellaneous	424	612	612
Total general and administrative expenses	2,224	8,162	11,662

Net loss and comprehensive loss	$(2,224)	$(8,162)	$(11,662)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	12,000,000	10,888,889

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
Period from February 23, 2010 (Date of Inception) through November 30, 2010
(unaudited)

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	8,500,000	$8,500	$-	$-	$8,500
Issuance of common stock for assets to founder	1,000,000	1,000			1,000
Net loss for the period	-	-	-	(3,500)	(3,500)

Balance, February 28, 2010	9,500,000	9,500	-	(3,500)	6,000
Issuance of common stock for cash at $.005	2,500,000	2,500	10,000		12,500
Net loss for the period	-	-	-	(8,162)	(8,162)

Balance, November 30, 2010	12,000,000	$12,000	$10,000 -	$(11,662)	$10,338

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine months ended November 30, 2010
For the period from February 23, 2010 (Date of Inception) through November 30, 2010
(unaudited)

	Nine months ended November 30, 2010	Inception through November 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss and comprehensive loss	$(8,162)	$(11,662)
Change in non-cash working capital items
Increase (decrease) in accrued expenses	800	4,300
Increase in inventory	(40)	(640)
Increase in tools and other assets	-	(400)
CASH USED IN OPERATING ACTIVITIES	(7,402)	(8,402)

CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	12,500	22,000

NET INCREASE IN CASH	5,098	13,598
Cash, beginning of period	8,500	-
Cash, end of period	$13,598	$13,598

NON-MONETARY TRANSACTIONS
Shares issued for assets	$-	$1,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

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
November 30, 2010

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

NOTE 3 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $11,662 as of November 30, 2010.  Southern's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern.  Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 4 – INCOME TAXES

The provision for Federal income tax consists of the following:

November 30, 2010

Federal income tax benefit attributable to:
Current Operations	$2,775
Less: valuation allowance	(2,775)
Net provision for Federal income taxes	$-

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

NOTE 4 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

November 30, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$3,965
Less: valuation allowance	(3,965)
Net deferred tax asset	$-

At November 30, 2010, Southern had an unused net operating loss carryover approximating $11,600 that is available to offset future taxable income; it expires beginning in 2029.

NOTE 5 – COMMON STOCK

At inception, Southern issued 8,500,000 shares of stock to its founding shareholder for $8,500 cash.

During the period ended February 28, 2010, Southern issued 1,000,000 shares of stock to its founding shareholder for inventory and other assets having a value of $1,000.

During the period ended November 30, 2010, Southern issued 2,500,000 shares of stock for $12,500 cash.

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to November 30, 2010 through January 11, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

• Raw materials and supplies	$2,000
• Labor	$2,500
• Total	$4,500

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

Results of Operations for the three and six months ended August 31, 2010

We have not earned any revenues from inception on February 23, 2010 through the period ending November 30, 2010. We are presently in the development stage of our business and we can provide no assurance that we will produce significant revenues or, if revenues are earned, that we will be profitable.

We have incurred net losses in the amount of $11,662 from our inception on February 23, 2010 through the period ending November 30, 2010.  During the three months ended November 30, 2010, we incurred expenses and net losses in the amount of $2,224.   During the nine months ended November 30, 2010, we incurred expenses and net losses in the amount of $8,162. Our expenses consisted of general and administrative expenses.

Liquidity and Capital Resources

As of November 30, 2010, we had current assets of $14,238, consisting of cash in the amount of $13,598 and inventory of $640.  As of November 30, 2010, we had current liabilities of $4,300, consisting of accrued expenses.  Thus, we had working capital of $9,938 as of November 30, 2010.

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

Off Balance Sheet Arrangements

As of November 30, 2010, there were no off balance sheet arrangements.

Going Concern

Our financial statements have been prepared on a going concern basis. We had working capital of only $9,938 as of November 30, 2010 and have an accumulated deficit of $11,662 since inception. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Tyler Richard.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010.

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

Item 4.     [Removed and Reserved]

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

Southern Products, Inc.

Date:	January 13, 2011

By: /s/ Tyler Richard Tyler Richard Title: Chief Executive Officer and Director