Form 10-K
period 2011-02-28
Southern Products, Inc.
filed 2011-05-31
CIK 1487659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165692

Southern Products, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
505 E. Windmill Lane, Ste. 1B #186 Las Vegas, Nevada	89123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (702) 235-8106

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approx. $n/a as of June 30, 2010. (No trades prior to the end of registrant’s most recently completed second fiscal quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  12,000,000as of May 27, 2011.

 PART I
Item 1. Business

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Principal Place of Business

Our principal offices are located at 505 E. Windmill Lane, Ste. 1B #186, Las Vegas, Nevada  89123.

Description of Business

We were incorporated as Southern Products, Inc. on February 23, 2010 in the State of Nevada for the purpose of designing, manufacturing and marketing custom-made beer pong tables.  Subsequent to the end of the reporting period, and beginning in April of 2011, we have begun to shift our business focus toward the area of consumer electronics.  Specifically, we have begun pursuing an opportunity regarding the supply of mid-level flat panel televisions, monitors and peripherals to national retailers in the U.S.  We have been working with consultants as prospective new members of our executive management team who are experienced in the consumer electronics industry to test our entry into this market.  As part of this testing process, we have been establishing relationships with national U.S. retailers of consumer electronics products as well as manufacturers of component parts in Japan, Korea and China, and have made some initial test sales of television units to U.S. distributors.  As we finalize our arrangements for our transition into this marketplace, we will make appropriate additional disclosures.

Item 1A. Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Properties

We currently do not own or lease any real property

Item 3. Legal Proceedings

None.

Our agent for service of process in Tyler Richard, 505 E. Windmill Lane, Ste. 1B #186, Las Vegas, Nevada  89123.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended February 28, 2011.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SNPD.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	n/a	n/a
November 30, 2010	n/a	n/a
August 31, 2010	n/a	n/a
May 31, 2010	n/a	n/a

Fiscal Year Ending February 28, 2010
Quarter Ended	High $	Low $
February 28, 2010	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of May 27, 2011, we had thirty-one (31) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes (the “NRS”) provides that a corporation may pay dividends out of surplus, out the corporation's net profits for the preceding fiscal year, or both provided that there remains in the stated capital account an amount equal to the par value represented by all shares of the corporation's stock raving a distribution preference.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended February 28, 2011 and 2010.

We have generated no revenues since inception on February 23, 2010. During the fiscal year ended February 28, incurred total expenses and net losses of $47,966.  During the period ending February 28, 2010, we incurred expenses and net losses of $3,500.  Our total expenses and net losses since inception on February 23, 2010 through February 28, 2011 were $51,466.  Our losses are attributable to ongoing operating expenses together with a lack of revenue.

Liquidity and Capital Resources

As of February 28, 2011, we had current assets in the amount of $14,958, consisting of cash in the amount of $13,958, inventory of $600, and supply inventory of $400.  Our current liabilities as of February 28, 2011 were $44,064, consisting entirely of accrued expenses.  Our working capital deficit as of February 28, 2011 was therefore $29,106.

We will likely require substantial additional capital to finance the expansion of our business, and we may require additional financing in order to sustain substantial future business operations for an extended period of time.  Although we intend to seek additional financing through the private placement of common stock to accredited investors, we currently do not have any firm arrangements for financing and we may not be able to obtain financing when required, in the amounts necessary to execute on our plans in full, or on terms which are economically feasible.

Going Concern

We have experienced recurring losses from operations and had an accumulated deficit of $51,466 as of February 28, 2011. To date, we have been unable to generate revenue or to obtain additional financing beyond the funds raised in our initial public offering. For these reasons, our auditor has raised substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results or operations, liquidity, capital expenditures or capital resources that is deemed material.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2011 and 2010
F-3	Statements of Operation for the periods ended February 28, 2011 and 2010, and the period from February 23, 2010 (inception) through February 28, 2011
F-4	Statement of Stockholders’ Equity (Deficit) for period from February 23, 2010 (inception) to February 28, 2011
F-5	Statements of Cash Flows for the periods ended February 28, 2011 and 2010, and the period from February 23, 2010 (inception) through February 28, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Southern Products, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Southern Products, Inc. (the “Company”) as of February 28, 2011 and 2010, and the related statements of operations, stockholders equity (deficit), and cash flows for the periods then ended and the period from February 23, 2010 (Date of Inception) through February 28, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Products, Inc. as of February 28, 2011 and 2010 and the results of its operations and its cash flows for the periods then ended and the period from February 23, 2010 (Date of Inception) through February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 27, 2011

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash	$13,958	$8,500
Inventory	600	600
Supply inventory	400	400
Total current assets	14,958	9,500

Total Assets	$14,958	$9,500

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued expenses	$44,064	$3,500

Total Liabilities	44,064	3,500

Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value, 10,000000 shares authorized, 0 shares issued and outstanding	0	0
Common stock, $.001 par value, 100,000,000 shares authorized, 12,000,000 and 9,500,000 shares issued and outstanding, respectively	12,000	9,500
Additional paid in capital	10,000	0
Deficit accumulated during the development stage	(51,466)	(3,500)
Total Stockholders’ Equity (Deficit)	(29,466)	6,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,958	$9,500

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED FEBRUARY 28, 2011 AND 2010
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO FEBRUARY 28, 2011

	Year ended February 28, 2011	Period ended February 28, 2010	For the period from February 23, 2010 (Inception) to February 28, 2011

REVENUES	$0	$0	$0

EXPENSES
Professional fees	45,289	3,500	48,789
Filing and registration fees	2,025	0	2,025
General and administrative	652	0	652
TOTAL OPERATING EXPENSES	47,966	3,500	51,466

NET LOSS FROM OPERATIONS	(47,966)	(3,500)	(51,466)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(47,966)	$(3,500)	$(51,466)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	11,123,288	6,500,000

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO FEBRUARY 28, 2011

	Common stock		Additional paid-in	Deficit accumulated during the Development
	Shares	Amount	capital	stage	Total
Inception, February 23, 2010	-	$-	$-	$-	$-

Issuance of common stock for cash to founders	8,500,000	8,500	-	-	8,500

Issuance of common stock for assets to founder	1,000,000	1,000	-	-	1,000

Net loss for the period ended February 28, 2010	-	-	-	(3,500)	(3,500)

Balance, February 28, 2010	9,500,000	9,500	-	(3,500)	6,000

Shares issued for cash	2,500,000	2,500	10,000	-	12,500

Net loss for the year ended February 28, 2011	-	-	-	(47,966)	(47,966)

Balance, February 28, 2011	12,000,000	$12,000	$10,000	$(51,466)	$(29,466)

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED FEBRUARY 28, 2011 AND 2010
PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO FEBRUARY 28, 2011

	Year ended February 28, 2011	Period ended February 28, 2010	For the period from February 23, 2010 (Inception) to February 28, 2011

Cash Flows from Operating Activities
Net loss for the period	$(47,966)	$(3,500)	$(51,466)
Change in non-cash working capital items
Increase in accrued expenses	40,564	3,500	44,064
Net Cash Used in Operating Activities	(7,402)	-	(7,402)

Cash Flows from Financing Activities
Proceeds from sale of common stock	12,500	8,500	21,000
Net Cash Provided by Financing Activities	12,500	8,500	21,000

Net Increase in Cash	5,098	8,500	13,598
Cash, beginning of period	8,500	-	-
Cash, end of period	$13,598	$8,500	$13,598

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
Supplemental Non-Cash Investing and Financing Information:
Common stock issued for assets	$-	$1,000	$1,000

See accompanying notes to financial statements.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Southern Products, Inc. (“Southern” or the “Company”) was incorporated in Nevada on February 23, 2010. Southern is a development stage company and has not yet realized any revenues from its planned operations. Southern is currently in the business of designing, building and marketing custom beer pong tables.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). The Company has adopted a February 28 fiscal year end.

Use of Estimates and Assumptions
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventory
Inventory, consisting of finished beer pong tables, is valued at the lower of cost and net realizable value.

Financial Instruments
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Income Taxes
Income taxes are accounted for under the assets and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2011.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amunt of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the periods ended February 28, 2011 and 2010.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

As of February 28, 2011, the Company has not issued any stock-based payments to its employees.

Recent Accounting Pronouncements
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The Company adopted SFAS 165 (ASC 855-10) at inception. In connection with preparing the accompanying audited financial statements as of February 28, 2011 and for the year then ended, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” or ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) at inception did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

Southern has limited working capital and has a deficit accumulated during the Development stage of $51,466 as of February 28, 2011.  Southern’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, Southern has no current source of revenue. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern.  Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at February 28, 2011 consisted of amounts owed to the Company’s outside independent auditors, stock transfer agent, accountant, and law firm.

NOTE 4 – COMMON STOCK

At inception, Southern issued 8,500,000 shares of stock to its founding shareholder for $8,500 cash.

During the period ended February 28, 2010, Southern issued 1,000,000 shares of stock to its founding shareholder for inventory and other assets having a value of $1,000.

During the year ended February 28, 2011 the Company issued 2,500,000 shares of common stock at $0.005 per share for total cash proceeds of $12,500.

There are 12,000,000 shares of common stock issued and outstanding as of February 28, 2011.

SOUTHERN PRODUCTS, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 28, 2011

NOTE 5 – INCOME TAXES

As of February 28, 2011, the Company had net operating loss carry forwards of $51,466 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at February 28:

	2011	2010
Federal income tax attributable to:
Current Operations	$16,308	$1,190
Less: valuation allowance	(16,308)	(1,190)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at February 28:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$17,498	$1,190
Less: valuation allowance	(17,498)	(1,190)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $51,466 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2011 to May 27, 2011, the date these financial statements were issued, and have determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on his evaluation, he concluded that our disclosure controls and procedures were ineffective.  The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of February 28, 2011.  The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Tyler Richard	20	President, CEO, CFO, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Tyler Richard – Mr. Richard is an undergraduate at the University of Nevada, Las Vegas.  He currently works with a construction firm in Las Vegas, Nevada performing CAD design and related tasks.   Mr. Richard created the computer-generated designs for our beer pong table products and oversees the process of forming and completing our beer pong tables.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have one director.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Nomination Committee

Our Board of Directors does not maintain a nominating committee. As a result, no written charter governs the director nomination process. Our size and the size of our Board, at this time, do not require a separate nominating committee.

When evaluating director nominees, our directors consider the following factors:

•	The appropriate size of our Board of Directors;
•	Our needs with respect to the particular talents and experience of our directors;
•
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;

•	Experience in political affairs;
•	Experience with accounting rules and practices; and
•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

Our goal is to assemble a Board that brings together a variety of perspectives and skills derived from high quality business and professional experience. In doing so, the Board will also consider candidates with appropriate non-business backgrounds.

Other than the foregoing, there are no stated minimum criteria for director nominees, although the Board may also consider such other factors as it may deem are in our best interests as well as our stockholders. In addition, the Board identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Board then identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Board are polled for suggestions as to individuals meeting the criteria described above. The Board may also engage in research to identify qualified individuals. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary. The Board does not typically consider shareholder nominees because it believes that its current nomination process is sufficient to identify directors who serve our best interests.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended February 28, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended February 28, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Tyler Richard	0	0	0

Code of Ethics

As of February 28, 2011, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

We currently do have an employment agreement with our sole executive officer and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, we have not paid any cash and/or stock compensation to our named executive officer.

Our sole executive officer holds substantial ownership in the Company and is motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of his ability.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tyler Richard, sole officer and Director	2010 2009	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0	-0 -0

Narrative Disclosure to the Summary Compensation Table

Our named executive officer does not currently receive any compensation from the Company for his service as an officer of the Company.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Tyler Richard, sole officer and Director	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tyler Richard	0	-0	-0	-0	-0	-0	-0

Narrative Disclosure to the Director Compensation Table

We do not currently provide any compensation to directors for their service as directors.

Employment Agreements with Current Management

We do not currently have any employment agreements in place with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 12,000,000 shares common stock issued and outstanding as of May 25, 2011.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Current Executive Officers & Directors:
Common Stock	Tyler Richard 505 E. Windmill Lane, Ste. 1B #186 Las Vegas, Nevada 89123	9,500,000 shares	79.17%
Total of All Current Directors and Officers:
Common Stock		9,500,000 shares	79.17%
Other More than 5% Beneficial Owners
	none

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position of Indemnification for Securities Act Liabilities

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below,none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.            On February 25, 2010, we entered into an Asset Purchase Agreement with our founder and sole officer and director, Tyler Richard.  Under the agreement, we issued Mr. Richard 1,000,000 shares of common stock in exchange for certain equipment consisting of a hand hopper, and hawk, and trowels, supplies in the form of styrofoam, and inventory valued at $1,000.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors.  Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2011	$5,500	$0	$0	$0
2010	$7,500	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
23.1	Consent of Silberstein Ungar, PLLC
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Southern Products, Inc.

By:	/s/ Tyler Richard
Tyler Richard President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
May 31, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Tyler Richard
Tyler Richard President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
May 31, 2011