Form 10-Q
period 2011-05-31
Southern Products, Inc.
filed 2011-07-20
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Southern Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13668-B Valley Blvd., City of Industry, CA 91746
(Address of principal executive offices)

(626) 213-3266
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,555,556 as of July 13, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2011 and 2010 (unaudited);
F-3	Statements of Stockholders’ Equity (Deficit) as of May 31, 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2011 and 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOUTHERN PRODUCTS, INC.

BALANCE SHEETS (unaudited)

AS OF MAY 31, 2011 AND 2010

ASSETS	May 31, 2011	February 28, 2011
Current Assets
Cash	$5,843	$13,958
Accounts Receivable	960	0
Accounts Receivable – Customer Samples	1,030	0
Short-Term Loans Receivable	5,000	0
Prepaid Commissions	62,829	0
Inventory – Resale	1,661	600
Inventory – Supply	400	400
Total Current Assets	77,723	14,958

Total Assets	$77,723	$14,958

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$101,339	$—
Accrued Commissions	3,778	—
Other Accrued Expenses	36,314	44,064
Loans Payable	5,000	—
Total Current Liabilities	146,431	44,064

Total Liabilities	146,431	44,064

Stockholders’ Equity (Deficit)
Preferred Stock, $.001 par value, 10,000000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized, 12,000,000 shares issued and outstanding, respectively	12,000	12,000
Additional Paid in Capital	10,000	10,000
Accumulated Deficit	(90,708)	(51,466)
Total Stockholders’ Equity (Deficit)	(68,708)	(29,466)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$77,723	$14,958

See accompanying notes to financial statements

SOUTHERN PRODUCTS, INC.

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010

	Three months ended May 31, 2011	Three months ended May 31, 2010

REVENUES	$536,433	$—

COST OF GOODS SOLD	512,709	—

GROSS PROFIT	23,724	—

EXPENSES
Office Salaries	1,323	—
Sales Commissions	3,778	—
Professional Fees	30,000	3,750
Advertising and Promotion	19,833	—
Travel Expense	6,027	—
General and Administrative	2005	188
TOTAL OPERATING EXPENSES	62,966	3,938

NET LOSS FROM OPERATIONS	(39,242)	(3,938)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(39,242)	(3,938)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	12,000,000	9,500,000

See accompanying notes to financial statements

SOUTHERN PRODUCTS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

PERIOD FROM FEBRUARY 23, 2010 (INCEPTION) TO MAY 31, 2011

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Inception, February 23, 2010	—	$—	$—	$—	$-

Issuance of common stock for cash to founders	8,500,000	8,500	—	—	8,500

Issuance of common stock for assets to founder	1,000,000	1,000	—	—	1,000

Net loss for the period ended February 28, 2010	—	—	—	(3,500)	(3,500)

Balance, February 28, 2010	9,500,000	9,500	—	(3,500)	6,000

Shares issued for cash	2,500,000	2,500	10,000	—	12,500

Net loss for the year ended February 28, 2011	—	—	—	(47,966)	(47,966)

Balance, February 28, 2011	12,000,000	12,000	10,000	(51,466)	(29,466)

Net loss for the three months ended May 31, 2011	—	—	—	(39,242)	(39,242)

Balance, May 31, 2011	12,000,000	$12,000	$10,000	$(90,708)	$(68,708)

See accompanying notes to financial statements

SOUTHERN PRODUCTS, INC.

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE THREE MONTHS ENDED MAY 31, 2011 AND 2010

	Three months ended May 31, 2011	Three months ended May 31, 2010

Cash Flows from Operating Activities
Net loss for the period	$(39,242)	$(3,938)
Change in non-cash working capital items
Increase in account receivables	(1,990)	—
Increase in prepaid assets	(62,829)	—
Increase in inventory	(1,061)	(40)
Increase in accounts payable	101,339	—
Increase in accrued & other expenses	(3,972)	(2,000)
Increase in loans payable	5,000	—
Net Cash Used in Operating Activities	(2,755)	(5,978)

Cash Flows from Investing Activities
Increase in short-term loans receivable	(5,000)	—
Net Cash Used in Investing Activities	(5,000)	—

Cash Flows from Financing Activities
Proceeds from sale of common stock	—	—
Net Cash Provided by Financing Activities	—	—

Net Decrease in Cash	(7,755)	(5,978)
Cash, beginning of period	13,598	8,500
Cash, end of period	$5,843	$2,522

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

See accompanying notes to financial statements

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Products, Inc. (“Southern” or the “Company”) was incorporated in Nevada on February 23, 2010. Southern is a development stage company and has not yet realized any revenues from its planned operations. Southern is currently in the business of designing, building and marketing custom beer pong tables.

In April 2011 we began to investigate a business plan change that would allow us to enter the consumer electronics market with the assistance of Mr. Ed Meadows and Mr. Ed Wang as our consultants. After some initial small sales successes, we decided to change our product line and approach to market, working full time with Mr. Meadows and Mr. Wang going forward. Using their combined industry knowledge and contacts, we are currently working with a number of ISO-9000 certified components manufacturers in Japan, Korea, and China and setting up our own research and development, assembly, and sales and marketing facilities in both China and the United States. Initial test sales of over 2,850 televisions were made and shipped under purchase orders in late April and May of 2011. Our new management is currently working through their established sales relationships to establish agreements with several different major U.S. electronics distributors and sellers.

Based on its knowledge of and experience in the consumer electronics industry, our management believes that national retailers in the U.S. are searching for a stable supplier of well-designed mid-level flat panel televisions, monitors and peripherals. Our goal now is to fill this demand by establishing SIGMAC as a competitive, nationally-known brand in the mid-level market niche. As our new line of business continues to develop, we will make appropriate additional disclosures. As a result, we are no longer pursuing our former business plan and will be focusing exclusively on developing a line of mid-priced televisions, monitors and peripherals, marketed under the brand name SIGMAC.

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

Location of Operations

Southern Products dba Sigmac USA currently assembles its televisions in its plant in the City of Industry for sale and distribution throughout the United States. All televisions are shipped as parts from the contract manufacturing and parts providers to Sigmac USA for assembly.

Accounts Receivables

All accounts receivables were collected by NIVS directly on behalf of Southern Products dba Sigmac USA and applied against any liability due from Sigmac USA to NIVs for production and expense reimbursement.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory, consisting of finished beer pong tables, television parts and accessories and finished televisions, is valued at the lower of cost and net realizable value.

Customer Samples

Customer samples are invoiced to the customer as sales but voided upon return of the sample to Sigmac USA. Customer sample sales are carried as separate account receivables and returned to inventory upon their return and the voiding of the invoice.

Revenue Recognition

The Company recognizes revenue when products are fully delivered based upon the PO delivery point of sales or services have been provided and collection is reasonably assured.

Sales Commissions

Sales commissions are earned at time of sale of product or service. The sale is recognized upon delivery of the merchandise to the customer as specified in the customer’s PO or at the time service is received.

Advertising and Promotional Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $19,833 and $0 during the periods ended May 31, 2011 and 2010, respectively.

Related Parties Policy

The Company’s policy is to disclose all compensation to related parties. Compensation was not paid to Edward Wang. Edward Meadows was paid $18,000 during the period ended May 31, 2011.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Litigation

Southern Products, Inc. and Sigmac USA are not currently involved in any litigation as of May 31, 2011.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2011.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of May 31, 2011, the Company has not issued any stock-based payments to its employees.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The Company adopted SFAS 165 (ASC 855-10) at inception. In connection with preparing the accompanying unaudited financial statements as of May 31, 2011 and for the three months then ended, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC).

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

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 2 - GOING CONCERN

Southern has limited working capital and has an accumulated deficit of $90,708 as of May 31, 2011. Southern’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Even though Southern has recently begun operations and realized revenue, due to the highly competitive nature of the marketplace the future of this source of revenue cannot be predicted or determined at this time. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern. Southern's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at May 31, 2011 consisted of amounts owed to the Company’s outside independent auditors, stock transfer agent, accountant, and law firm.

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

There are 12,000,000 shares of common stock issued and outstanding as of May 31, 2011.

NOTE 5 – INCOME TAXES

As of May 31, 2011, the Company had net operating loss carry forwards of $90,708 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at May 31:

	2011	2010
Federal income tax attributable to:
Current operations	$13,342	$1,340
Less: valuation allowance	(13,342)	(1,340)
Net provision for Federal income taxes	$0	$0

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 5 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at May 31, 2011 and February 28, 2011:

	May 31, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$30,840	$17,498
Less: valuation allowance	(30,840)	(17,498)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $90,708 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2011 to July 13, 2011, the date these financial statements were issued, and have determined that it has the following material subsequent events to disclose in these financial statements.

7.1 Southern Products, Inc. entered on June 1, 2011 into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with its sole officer and director, Tyler Richard. Pursuant to the Agreement, we transferred all assets related to our business of designing and marketing custom beer pong tables to Mr. Richard. In exchange for this assignment of assets, Mr. Richard agreed to assume all liabilities relating to our former business. In addition, Mr. Richard agreed to return to treasury and cancel 6,444,444 shares of our common stock.

As a result of the Agreement, we are no longer pursuing our former business plan and will be focusing exclusively on developing a line of mid-priced televisions, monitors and peripherals, marketed under the brand name SIGMAC.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

In April of this year, we began to investigate a business plan change that would allow us to enter this consumer electronics market with the assistance of Mr. Ed Meadows and Mr. Ed Wang as our consultants. After some initial small sales successes, we decided to change our product line and approach to market, working full time with Mr. Meadows and Mr. Wang going forward. Using their combined industry knowledge and contacts, we are currently working with a number of ISO-9000 certified components manufacturers in Japan, Korea, and China and setting up our own research and development, assembly, and sales and marketing facilities in both China and the United States. Initial test sales of over 2,850 televisions were made and shipped under purchase orders in late April and May of this year. Our new management is currently working through their established sales relationships to establish agreements with several different major U.S. electronics distributors and sellers.

Based on its knowledge of and experience in the consumer electronics industry, our management believes that national retailers in the U.S. are searching for a stable supplier of well-designed mid-level flat panel televisions, monitors and peripherals. Our goal now is to fill this demand by establishing SIGMAC as a competitive, nationally-known brand in the mid-level market niche. As our new line of business continues to develop, we will make appropriate additional disclosures.

7.2. Sigmac USA entered into a sales distribution agreement with SYX Distribution for fulfillment to Tiger Direct on June 7, 2011. The Agreement, which will govern the terms of future sales of our SIGMAC-branded televisions and other consumer electronics to SYX, was also executed by our Chinese supplier Anhui Technology.

Under the Agreement, we will supply SYX with such quantities of products as may be ordered by SYX pursuant to future purchase orders, and the Agreement will be incorporated by reference into all future purchase orders. The Agreement requires that we include SYX in our best available class of trade for pricing and terms, and provides for the automatic, matching adjustment of the pricing and terms for any products which we may supply to a third party at a lower price or on more favorable terms.

In addition, the Agreement requires that we announce a drop in the wholesale or retail pricing of our products 30 days in advance and offer SYX price protection for all of its inventory on hand or in transit within 30 days of the announcement. All shipments made pursuant to a purchase order from SYX are required to be made within 24 hours of receipt of the purchase order, and will be shipped freight pre-paid, FOB destination point. SYX will have the right to return, at our expense, any defective, unsold, or customer returned merchandise for a cash refund. Our failure to fill a purchase order or our failure to timely ship ordered product may be grounds for termination of the Agreement.

The Agreement contains standard representations and warranties and other terms. It should be noted that SYX is a public company traded on the New York Stock Exchange.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 7 – SUBSEQUENT EVENTS (CONTINUED)

7.3. Sigmac USA entered into a sales distribution agreement from Wintech Industries, Inc. for fulfillment to Walmart.com on June 24, 2011. Under the Agreement, Wintech has agreed to act as a non-exclusive distributor of our SIGMAC-branded televisions and other consumer electronics. The initial term of the Agreement is one year, and the Agreement will automatically renew for successive one-year terms unless terminated upon sixty days notice by either party.

Upon receipt of written purchase orders from Wintech, SIGMAC will ship the ordered product FOB Wintech’s US Continental warehouse. We will bear all freight expense unless otherwise agreed. Wintech has the right to return any incorrectly shipped product at our expense. In addition, we will be required to immediately credit Wintech for the purchase price of any products found defective by Wintech or its customers. Wintech will work with us to advertise and promote our products in a commercially reasonable manner.

The Agreement requires that we offer Wintech product pricing at least as low as the pricing offered to any of our other customers. In addition, the Agreement requires that we provide Wintech with price protection in the event of a reduction in any product price by crediting Wintech for the amount of the price difference on any product in the inventory of Wintech and its customers at the time of the price reduction. The payment terms for Wintech’s initial purchase order shall be C.O.D., with credit terms of net-thirty-days for all purchase orders thereafter. The Agreement contains standard warranties and other terms.

7.4. On June 30, 2011 Sigmac USA received a $250,000 line of credit for use in facilitating purchase orders we have received for our SIGMAC televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). Under the terms of the Note, we will borrow up to $250,000 to be used solely for the purpose of procurement of necessary components for, and for the manufacture and delivery of, our SIGMAC-branded televisions and consumer electronics products. The Note bears interest at a rate of one percent (1%) per month and is due on or before the earliest of the following:

1. Our receipt of equity funding in a total, cumulative amount of not less than $1,500,000; or

2. Our receipt of gross revenues, less related Costs of Goods Sold, in an amount sufficient to pay the principal and interest then due and owing under the Note; or

3. September 30, 2011.

At the option of the holder, the final due date of the Note may be extended for one or more additional terms of ninety (90) days upon written notice. The Note may be pre-paid in whole or in part at any time without penalty. The Note is secured by all of our assets, including inventory and accounts receivable. We will be in default under the Note if, among other events, we fail to remit payment by the due date, fail to perform a non-monetary covenant under the Note, default on any other obligation for payment of borrowed money for a period of more than 20 days, or fail to timely file with the United States Securities and Exchange Commission all reports and other documents required of us under the Securities Act of 1933 and the Securities Exchange Act of 1934. In the event of default, the holder may accelerate the due date of the Note, proceed against the collateral under the Uniform Commercial Code, and pursue other remedies.

Additional terms, covenants, representations, and warranties are included in the Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The information contained in this Quarterly Report is intended to provide “current” updated information on our recent change of business plan.

Company Overview

We are a consumer electronics company incorporated in the state of Nevada and doing business under the brand name Sigmac. With a newly-engaged, exceptional management team in place, Sigmac intends to establish a globally recognized line of consumer electronic products. Our plan is to begin by entering into a series of large-scale distribution agreements for the sale of branded, mid-priced televisions, monitors and peripherals in the United States, and then expand internationally as brand recognition is developed and new markets become available.

We believe that we have the opportunity to make Sigmac a significant brand in the consumer electronics industry. Using strategic business partnerships with companies in China and the United States, we intend to develop brand recognition for Sigmac products in the consumer electronics markets in both countries. Our ultimate goal is to become the recognized China-U.S. brand in a manner similar to that of Sony and Samsung for Japan and Korea, respectively. We are developing a U.S. based sales, marketing, service, and research and development operation which will work in concert with the emerging high quality manufacturing conducted by our suppliers in China. In addition to allowing us to develop immediate sales and brand growth in the U.S., our relationships with Chinese suppliers and manufacturers will allow us to gain future brand recognition and market share in the rapidly expanding Chinese consumer electronics market.

The market for consumer electronics in the U.S. has been segmented into three market tiers:

  The First Tier consists of brands so well established that the end user will pay a significant price premium for the branded product compared to products with identical features and benefits

  The Second Tier consists of brands that the consumer has become familiar with and generally trusts. The consumer will, however, shop amongst brands in the Second Tier based upon price.

  The Third Tier consists of brands that are compared for features and benefits but are purchased by the consumer principally upon price comparisons.

We believe that we have a unique opportunity to establish Sigmac branded products as a leading presence within the Second Tier as a result of the following developments:

1.       The volume leader has, through pricing changes, recently repositioned itself into the First Tier.

2.       Sony, the brand recognition leader, has announced its elimination of its manufacturing of consumer electronics and has become strictly a reseller of other companies’ products with the Sony brand.

 3.       During the recession, the Third Tier brands became unprofitable and left the market place.

As a result of these developments, national retailers are commencing a search for stable, knowledgeable companies to provide products with Second Tier pricing together with excellent service and industrial designs. We believe Sigmac is poised to fill this demand through the efforts of our experienced management team and high quality Chinese manufacturing suppliers. It should be noted, however, that this process likely will take two years or more to accomplish.

Our management has backgrounds in sales, service, design, and logistics. Our CFO has over 20 years in the consumer retail industry as well as audit experience with a Big 4 CPA firm. In addition, our director of sales has considerable experience selling to large major retail distribution chains.

Products and Competition

As our primary focus, we intend to design, market and sell Sigmac LCD and LED televisions in the US market. In addition to televisions, our planned product offerings will include DVD players, blue ray players, internet video connectivity products, and television accessories. Our goal is to provide a high quality connective solution early in the delivery phase with advanced multi-device video and conferencing solutions as well as 3D family entertainment. We plan to introduce products with one or all of the following features: LED, WIFI internet, internet camera, Skype video-audio, and blue ray players with internet connectivity.

As reflected by the three market tiers discussed above, pricing of consumer electronics is generally divided in three price tiers as follows:

(1) Tier one consists of the brands which have been long established and recognized for their quality and innovation for a long period of time, i.e., SONY and Sharp.

(2) Tier 2 consists of the brands which are well recognized with good quality, but unlike Tier 1 brands, these products are not particularly recognized for innovation or quality, i.e., Vizio and Toshiba.

(3) Tier 3 consists of introductory brands as well as brands that have been in the channels for an extended period of time without presenting innovation or marketing sufficient for the brand stand out for excellence.

For our first two years, we expect to offer Tier 2 and Tier 3 pricing for our Sigmac televisions and other products. We expect Sigmac products will compare favorably with those offered by the Tier 2 competitors and we are working on the designs to compete with the Tier 1 brands, including SONY and Samsung. The significant features offered at these levels include WIFI, LED, 3D, large screen sizes, fast refresh rates, and high contrast ratios. We believe that Sigmac will be in an excellent position to compete feature-for-feature with other brands.

Our initial sales will consist primarily of the flat screen LED and LCD televisions, including the following product models:

LE55ABD1 55” LED 3D 1080p 120Hz
LE42AB 42” LED 1080p 60Hz
NE42AB1 42” LCD 1080p 120Hz
NE32AB1 32” LCD 1080p 120Hz
NE15AB 15” LED 720p 60Hz

We believe that a major change is currently taking place in consumer electronics, led by companies like SONY, Samsung and VIZIO. Innovatively designed products will seek to offer a fuller home entertainment experience beyond simply television, and will be designed to work with multiple connected devices to provide connected family entertainment. Televisions and related devices will increasingly have multiple uses and offer multiple types of connectivity to enhance family enjoyment. We intend to develop and distribute devices which are connected through WIFI and Bluetooth to the internet, speaker systems, video and audio conferencing, and social and business networking.

We believe the following will provide us with support in bringing our new brand of consumer electronics to the marketplace:

  Our executives are experienced in creating product and industrial designs for electronic products that work for consumers.
  We have an exclusive research contract with an R& D Company in Hong Kong which is experienced in designing leading-edge features and benefits for electronic products.
  Our executives have sold to each of the national retail and internet providers and understand their respective channel cost and benefits.
  Our executives have previously established top tier brands in their product niches.
  Our executives have 24 years of experience in servicing Tier1 and Tier 2 brands and have established the procedures necessary to successfully handle these issues for Sigmac.

Suppliers and Inventory

We have arranged for three Chinese factories to produce Sigmac product components. Each one of the factories will be able to provide 100% of our annual requirements for the first two years of our anticipated sales.  These three companies have been supplying OEM customers of our COO, Edward Wang, for over a year. For our flat panels, we have vendor/supplier relationships with two of the largest LCD panel manufacturers and have an exclusive arrangement with Core ACH, Inc., a leading high-tech Hong Kong based R&D company. Core ACH has designed our moulds for producing slim and ultra-slim LED screens, as well as Blue Ray with WIFI for our new Internet TV features. Final assembly of the finished products is completed in our facility in City of Industry, California.

We have established a very compact supply chain from order date to delivery date to maintain minimal inventory exposure to difficult “Price Protection” requirements. In general, Price Protection refers to standard industry contract terms which will require us to decrease the price of a product and issue credits to customers when prices are dropped generally. This is designed to protect the customer from loses on their current inventory of our product, but also has the effect of creating a high risk of enhanced losses to us when prices are on the decline. For more information on the issues and risks involved with Price Protection provisions in our sales agreements, see Risk Factors.

We are currently set up to buy product from our Chinese suppliers with short term financing on 85% of the cost of the product. With additional capital, we will be able to access more favorable supplier terms. In addition, if we are able to improve our equity position, we can seek an accounts receivable and inventory financing package on even better terms.

Market for Our Products and Marketing Plan

The current TV market worldwide is in excess of 72 million units. The U.S. market is in excess of 12 million units per year. The principal suppliers for end users are Best Buy, Walmart, Target, Costco, Sam’s Club, Fry's Electronics, and Tiger Direct. The principal markets for our products will be these major internet and mass merchant channels of consumer electronic products. In addition, we will identify and sell to solution providers which target high value high cost solutions to the higher tier consumer home entertainment and social networking solutions markets. We currently have distributions agreements with Syx Distribution, Inc. (for sales through Tiger Direct) and with Wintec Industries, Inc. (for sales through Walmart.com). We anticipate executing additional distribution agreements in the near future.

Due to new, innovative changes occurring with respect multiple uses and multiple connectivity for televisions, we believe the TV market will continue to maintain the current high volume of units sold for at least the upcoming three years and most likely for the next seven years. By offering connected home entertainment solutions, we will position Sigmac products to benefit from this continuing market strength over the next several years.

Our initial customer base will include electronics distributors in the USA and Canada. Our targeted customer product location is the customer’s home, including the family room, bedrooms, kitchen, recreation and garage. We expect that we will need to be very precise and timely in our promotional offerings and product releases in order to reach and sell to this base. We also believe that we will need to deliver the minimum quantity required to avoid future Price Protection losses on our higher priced products.

We will need to be price competitive for commodity products early in our start up phase. Due to the quality of our R&D programs, however, we still expect to provide a high value product. In our first year of sales, we will target sales with primarily large retailers of our products. For our second and third years, our goal will be to acquire at least one ongoing customer account in each year.

We intend to use program promotional pricing as the largest aspect of our marketing efforts. An example of this is the recent promotion we did with Tiger Direct. We expect to space these sorts of promotions out over time to allow for continuing brand promotion at a minimum cost to us.

We intend to use the reports generated by the "CEA" (Consumer Electronics Association) to monitor our market share and average sales price in relation to our competition. We plan to continuously adjust our efforts to maintain progress in achieving our sales goals and desired profits.

Research & Development and Quality Assurance

We have recently engaged Core ACH, Inc.,  an R&D research facility in Hong Kong, China that has committed to working exclusively with us on our TV and accessory products. Our goal is to be a leader in cutting-edge home entertainment technology, maintaining attractive margins and avoiding losses. Our future product offerings will be designed to enhance the home entertainment experience of the end user, with audio and video completely coordinated for television, internet, conferencing and social interaction.

The focus of our Sigmac quality assurance efforts will be to offer real time responses to the Sigmac product user. With Edward Wang's 24 years of Tier 1 and Tier 2 brand service, we expect to be able to offer what competing Tier 3 and Tier 2 brands cannot offer – a Tier 1 level of service.

Government Regulation

Our current and planned business activities are subject to various governmental regulations in the U.S. and China, including regulations relating to trade affairs (customs, import and export controls), competition and antitrust, anti-bribery, advertising and promotion, intellectual property, broadcasting, consumer and business taxation, foreign exchange controls, product safety, labor, occupational health, and environmental and recycling requirements.

Employees

As of July 13, 2011, we had 16 employees.

Properties

Our operations are currently housed in a facility leased on a month-to-month basis on Valley Boulevard in City of Industry, California. Our marketing and assembly operations are based in this facility. Our monthly cost for the facility is currently $8,000 for the approximately 10,000 square feet we currently use at the facility. We have the ability to occupy up to a total of 11,000 square feet at our current location. As our sales expand over the coming months, we anticipate needing to relocate to a new facility with 20,000 to 30,000 square feet of space. Our management is considering logistics, assembly costs, tax and other factors to determine our best long term location.

Executive Officers

The following table contains information with respect to our current executive officers and directors:

Name	Age	Principal Positions
Edward Meadows	64	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
Edward Wang	64	Chairman of the Board, Chief Operating Officer, Secretary and Director

Edward Meadows was appointed President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director on June 1, 2011. Mr. Meadows graduated from The Ohio State University in 1969 with a major in accounting and a minor in marketing. He passed the CPA exam in 1970 on his first sitting for the national exam. For the past five years Mr. Meadows has provided financial consulting and sales management expertise to multiple companies in his own consulting practice. He was formerly the interim CFO of the television manufacturer Westinghouse Digital, LLC, and prior to this period he also worked as an auditor with PricewaterhouseCoopers. In addition to his financial experience, Mr. Meadows has over 20 years experience selling to the national accounts of Walmart, Costco, Fry's Electronics, Best Buy, Office Depot, Staples, Target, Tiger Direct, Sam's Club, and Radio Shack. Mr. Meadows oversees all aspects of the company, including Sales, Marketing, Finance and HR.

Edward Wang was appointed Chairman of the Board, Chief Operating Officer, Secretary and Director on June 1, 2011. He has an Electronics Engineering degree from National Taipei University of Technology in Taiwan. Following graduation, he gained manufacturing experience working in various capacities as an Electronics Engineer, Production Manager, Plant Manager, and General Manager for Transworld, RCA and other manufacturers in Taiwan. In 1982 Mr. Wang started Edward Electronics Co., to provide consumer electronics warranty and repair service, quality assurance, and engineering failure analysis. His major customers included: Pioneer, Toshiba, Samsung, JVC, Philips, RCA, GE, Mitsubishi, and Sanyo / Fisher. In 1997, Mr. Wang started a monitor OEM warranty service to provide customer service, technical support and refurbishing of CRT and LCD monitors for Viewsonic, Dell and Envision Peripherals, Inc. and scanner assemblies for HP. In 2005 he began his technical analysis of ongoing LCD television research and design and compiling market research information about the American LCD television market. The research objective of this technical analysis was to develop a plan to create a new, high quality, affordable American television and consumer electronics brand. Mr. Wang oversees all aspects of Production, R&D, and overseas procurement.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

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

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our CEO and director, Edward Meadows.

 Key Employees

Our only current key employees are Mr. Meadows and Mr. Wang.

Code of Ethics

On July 19, 2011, we adopted a Code of Business Conduct and Ethics, which applies to, among other persons, our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is attached hereto as Exhibit 14.1

Executive Compensation

Compensation Discussion and Analysis

We currently do not have formal employment agreements with our named executive officers and we have not established a system of executive compensation or any fixed policies regarding compensation of executive officers.  Due to financial constraints typical of those faced by a development stage business, in the reported period, we did not pay any cash and/or stock compensation to our named executive officers. We have tentatively agreed to compensate both Mr. Wang and Mr. Meadows at salaries of $240,000 per year, with a portion or all of the salary being accrued and unpaid until such time as, in the determination of the board, we have sufficient capital or cash flow to pay the full salaries while paying our other expenses as they become due. In April of 2011, Mr. Meadows began receiving $10,000 per month as partial payment of his salary. The goal of these arrangements is to provide our executive officers with such reasonable compensation for their time as is feasible given the limited resources available to us at our current stage of development.

In addition, our executive officers hold substantial ownership in the Company and are motivated by a strong entrepreneurial interest in developing our operations and potential revenue base to the best of their abilities.   As our business and operations expand and mature, we expect to develop a formal system of compensation designed to attract, retain and motivate talented executives.

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for our fiscal years ended February 28, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Meadows, President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director	2011 2010	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Edward Wang, Chairman of the Board, Chief Operating Officer, Secretary and Director	2011 2010	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a	n/a n/a
Tyler Richard, former sole officer and director	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to Summary Compensation Table

Our named executive officers did not receive any compensation from the Company for their service as an officer of the Company during the last two fiscal years.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of February 28, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested(#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested(#)
Edward Meadows	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Edward Wang	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Tyler Richard, former officer	-	-	-	-	-	-	-	-	-

 Director Compensation

The table below summarizes all compensation of our directors as of February 28, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Edward Meadows	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Edward Wang	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Tyler Richard, former director	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not currently provide any compensation to directors for their service as directors.

Securities Authorized for Issuance Under Equity Compensation Plans

To date, we have not adopted a stock option plan or other equity compensation plan and have not issued any stock, options, or other securities as compensation.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of July 13, 2011, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. The percentage shown is based on 5,555,556 shares of Common Stock issued and outstanding

The number of shares beneficially owned by each stockholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Edward Meadows 13668-B Valley Blvd. City of Industry, CA 91746	1,527,778	27.5%
Common	Edward Wang 13668-B Valley Blvd. City of Industry, CA 91746	1,527,778	27.5%
	All Officers and Directors as a Group	3,055,556	55%
	Other 5% owners
	none

Certain Relationships and Related Party Transactions and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.  On February 25, 2010, we entered into an Asset Purchase Agreement with our founder and sole officer and director, Tyler Richard.  Under the agreement, we issued Mr. Richard 1,000,000 shares of common stock in exchange for certain equipment relating to our former business consisting of a hand hopper, and hawk, and trowels, supplies in the form of Styrofoam, and inventory valued at $1,000.

2. On June 1, 2011, we entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Agreement”) with our former sole officer and director, Tyler Richard. Pursuant to the Agreement, we transferred all assets related to our former business of designing and marketing custom beer pong tables to Mr. Richard. In exchange for this assignment of assets, Mr. Richard agreed to assume all liabilities relating to our former business. In addition, Mr. Richard agreed to return to treasury and cancel 6,444,444 shares of our common stock.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Description of Securities

Our authorized capital stock consists of 90,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share. As of June 15, 2011, there were 5,555,556 shares of our common stock issued and outstanding. Our shares are held by 32 stockholders of record. We have not issued any shares of preferred stock but have filed a certificate of designation for the Series A Convertible Preferred Shares offered herein.

Common Stock

Our common stock is entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors. Except as otherwise required by law or provided in any resolution adopted by our board of directors with respect to any series of preferred stock, the holders of our common stock will possess all voting power. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of our common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Holders of our common stock representing fifty percent (50%) of our capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation. Our Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by our board of directors from time to time, the holders of shares of our common stock will be entitled to such cash dividends as may be declared from time to time by our board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by our board of directors, upon liquidation, dissolution or winding up, the holders of shares of our common stock will be entitled to receive pro rata all assets available for distribution to such holders.

In the event of any merger or consolidation with or into another company in connection with which shares of our common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of our common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash). Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

Preferred Stock

Our board of directors is authorized by our articles of incorporation to divide the authorized shares of our preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes. Our board of directors is authorized, within any limitations prescribed by law and our articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

  The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title;
  The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series;
  Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;
  Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board of Directors determines;
  Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;
  Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;
  The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series;
  Any other relative rights, preferences and limitations of that series

Provisions in Our Articles of Incorporation and By-Laws That Would Delay, Defer or Prevent a Change in Control

Our articles of incorporation authorize our board of directors to issue a class of preferred stock commonly known as a "blank check" preferred stock. Specifically, the preferred stock may be issued from time to time by the board of directors as shares of one (1) or more classes or series. Our board of directors, subject to the provisions of our Articles of Incorporation and limitations imposed by law, is authorized to adopt resolutions; to issue the shares; to fix the number of shares; to change the number of shares constituting any series; and to provide for or change the following: the voting powers; designations; preferences; and relative, participating, optional or other special rights, qualifications, limitations or restrictions, including the following: dividend rights, including whether dividends are cumulative; dividend rates; terms of redemption, including sinking fund provisions; redemption prices; conversion rights and liquidation preferences of the shares constituting any class or series of the preferred stock.

In each such case, we will not need any further action or vote by our shareholders. One of the effects of undesignated preferred stock may be to enable the board of directors to render more difficult or to discourage an attempt to obtain control of us by means of a tender offer, proxy contest, merger or otherwise, and thereby to protect the continuity of our management. The issuance of shares of preferred stock pursuant to the board of director's authority described above may adversely affect the rights of holders of common stock. For example, preferred stock issued by us may rank prior to the common stock as to dividend rights, liquidation preference or both, may have full or limited voting rights and may be convertible into shares of common stock. Accordingly, the issuance of shares of preferred stock may discourage bids for the common stock at a premium or may otherwise adversely affect the market price of the common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Share Purchase Warrants

We have not issued any warrants to purchase capital stock.

Options

We have not issued any options to purchase capital stock.

Nevada Anti-Takeover Laws

Nevada Revised Statutes sections 78.378 to 78.379 provide state regulation over the acquisition of a controlling interest in certain Nevada corporations unless the articles of incorporation or bylaws of the corporation provide that the provisions of these sections do not apply. Our articles of incorporation and bylaws do not state that these provisions do not apply. The statute creates a number of restrictions on the ability of a person or entity to acquire control of a Nevada company by setting down certain rules of conduct and voting restrictions in any acquisition attempt, among other things. The statute is limited to corporations that are organized in the state of Nevada and that have 200 or more stockholders, at least 100 of whom are stockholders of record and residents of the State of Nevada; and does business in the State of Nevada directly or through an affiliated corporation. Because of these conditions, the statute currently does not apply to our company.

Results of operations for the three months ended May 31, 2011 and 2010.

We generated gross revenues of $536,433 during the three months ended May 31, 2011. Our costs of goods sold were $512,709, resulting in a gross profit of $23,724. Our total expenses during the three months ended May 31, 2011 were $62,966. Our net loss for the three months ended May 31, 2011 was therefore $39,242. Our expenses during the quarter consisted of professional fees in the amount of $30,000, advertising and promotional costs of $19,833, travel expenses of $6,027, sales commissions of $3,778, general and administrative expenses of $2,005, and office salaries of $1,323. By comparison, during the three months ended May 31, 2010, we generated no revenues and incurred total expenses and a net loss of $3,938. Our revenues, costs of goods sold, and expenses during the three months ended May 31, 2011 increased dramatically as compared to the same period last year because, commencing in April of 2011, we shifted our focus away from our original line of product sales and began to design, market, and sell our SIGMAC-branded flat screen televisions.

During the quarter ended May 31, 2011, our products were sold primarily under promotional pricing in order to generate initial consumer interest in our products as they were first brought to market. As a result, our gross profit for the quarter was relatively nominal. As we move forward and begin to fill larger purchase orders from our distributors, we expect that our gross profit margin, as well as our total sales, will increase.

Liquidity and Capital Resources

As of May 31, 2011, we had current assets in the amount of $77,723, and cash in the amount of $5,843. Our current liabilities as of May 31, 2011 were $146,431, consisting accounts payable of $101,339, other accrued expenses of $36,314, accrued commissions of $3,778, and loans payable of $5,000. Our working capital deficit as of May 31, 2011 was therefore $68,708.

Subsequent to the reporting period, On June 30, 2010, we received a $250,000 line of credit for use in facilitating purchase orders we have received for our televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). Under the terms of the Note, we will borrow up to $250,000 to be used solely for the purpose of procurement of necessary components for, and for the manufacture and delivery of, our SIGMAC-branded televisions and consumer electronics products. The Note bears interest at a rate of one percent (1%) per month and is due on or before the earliest of the following:

·         Our receipt of equity funding in a total, cumulative amount of not less than $1,500,000; or

·         Our receipt of gross revenues, less related Costs of Goods Sold, in an amount sufficient to pay the principal and interest then due and owing under the Note; or

·         September 30, 2011.

At the option of the holder, the final due date of the Note may be extended for one or more additional terms of ninety (90) days upon written notice. The Note may be pre-paid in whole or in part at any time without penalty. The Note is secured by all of our assets, including inventory and accounts receivable. On June 30, 2011, we withdrew the full $250,000 on this line of credit in order to process and fulfill our current and anticipated purchase orders.

We are currently seeking additional funding in the form of equity capital in order to fully fund our planned business operations over the course of the next 12 months. We intend to fund operations through increasing sales and debt and/or equity financing arrangements, which may be insufficient to fund our planned expenditures or other cash requirements. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

At this time, additional funding is required in order to secure production and delivery of product components sufficient to fill our current and anticipated purchase orders in the immediate future. In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,000,000 in general operating expenses over the course of the next year.

Off Balance Sheet Arrangements

As of May 31, 2011, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have incurred losses since inception. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

 Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 1A: Risk Factors

Risks Relating to Our Business and Early Stage of Development

If we are unable to raise the required capital to conduct our operations and deliver our products to market, our planned growth may be hampered and our business may fail.

We currently have little operating capital and will dependent on fundraising in order to fill current and anticipated purchase orders and bring significant quantities of product to the market in the immediate future. We cannot assure you that we will have financing in the near future or on terms that are acceptable to us.

Our future capital requirements and our ability to successfully raise additional operating capital will depend upon many factors, including:

  Our ability to establish accounts with major on-line and big box retail operations;
  The effectiveness of our efforts to establish the Sigmac brand as recognized and competitive Tier 2 consumer electronics brand;
  Our ability to fill current and anticipated purchase orders in a timely fashion to the satisfaction of our customers;
  The level of end-user satisfaction with our products and the perceived quality of our products by consumers;
  Our ability to continue to develop sales, marketing and distribution channels for our products;
  Our level of success in maintaining and expanding our relationships with our manufacturing suppliers in China;
  Competing technological and market developments;
  The ongoing strength of consumer demand for televisions and related electronics and home entertainment products; and
  The costs for recruiting and retaining qualified employees and consultants in numbers.

Additional financing through public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if sufficient capital is not available, we may be required to delay or reduce the scope of our plans to supply significant quantities of televisions and other consumer electronics to market.

Because we have a limited operating history and no record of generating revenue, potential investors may not be able to evaluate our operations and prospects for profitable operations.

Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We have only recently begun to focus on developing Sigmac brand consumer electronics and do not have history of sales or any historical revenues upon which investors can gage our prospects for future sales or project our future results of operations. A substantial risk is involved in investing in our company because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Because we may have difficulty managing our growth, our ability to successfully expand our sales and revenues may be compromised.

We expect to experience growth in the number of our employees and customers, our level of sales, and the general scope of our operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems, and to manage multiple, concurrent customer and supplier relationships such that our various products are assembled and delivered to market in a timely and satisfactory fashion. Our future success is heavily dependent upon achieving such growth and acceptance of our products. If we cannot manage this growth, it could have a material adverse effect on our business and we may not become profitable.

Because we depend on key personnel for our continued operations and future success, a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.

Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified sales, management, technical personnel. The loss of one or more certain key executive officers or employees, including particularly, Edward Meadows, Edward Wang, or Jim Hill, would be significantly detrimental to us. Our anticipated growth and expansion will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

If we are unable to maintain brand image or product quality in face of increasing demand, our business may suffer.

Our success will depend on our ability to build and maintain a quality brand image for our products. We have no assurance that our planned advertising, marketing and promotion campaigns will have the desired impact on consumer perception of our products or that we will be able to establish the new Sigmac brand as a recognized brand in the crowded and competitive market for consumer electronics. In addition, due to our anticipated growth in purchase orders and sales, we may experience difficulty in maintaining quality control at increasing higher levels of production and distribution. Quality problems with our products, real or imagined, could tarnish the image of the Sigmac brand and may cause consumers to choose other products.

If we are unable to achieve proper fulfillment of our earlier purchase orders, our customer relationships may be irreparably damaged and our efforts to achieve wide distribution of our products may fail.

We have only recently established Sigmac’s customer relationships with the major on-line retailers of consumer electronics and our efforts to develop customer relationships with major national retailers in the U.S. are currently in development or are in their infancy. Our ability to achieve proper fulfillment of the first few purchase orders from these retailers will be vital to our ability to achieve ongoing and sales and revenue growth. Any deficiencies in fulfillment, including any delays in shipment of all or part of the order, any errors with regard to product packaging and labeling, or any perceived deficiencies with regard to product quality, appearance, or specifications, may cause our nascent relationships with one or more retailers to be irreparably damaged and lead to the demise of our business plan.

If we are unable to respond effectively to competitive pressures, our revenue, gross margin and prospects will be harmed.

We will encounter aggressive competition from numerous and varied competitors, and most of our competitors will have significantly greater financial and technical resources, organization size, and brand recognition than us. We will compete primarily on the basis of technology, performance, price, quality, reliability, brand, reputation, distribution, ease of use of our products, account relationships, and product service and support. If our products, support and cost structure do not enable us to compete successfully with our more established rivals based on any of those criteria, our operations, results and prospects could be harmed. Industry consolidation also may affect competition by even creating larger, more homogeneous and potentially stronger competitors in the markets in which we will compete, and our competitors also may affect our business by entering into exclusive arrangements with existing or potential customers or suppliers.

If we cannot continuously develop, manufacture and market products that meet customer requirements for innovation and quality, our revenue and gross margin may suffer.

The process of developing consumer electronics products and enhancing existing products and services is complex, costly and uncertain, and any failure by us to anticipate customers’ changing needs and emerging technological trends accurately could significantly harm our market share and results of operations. For example, we must successfully address the increasing market demand for consumer electronics that provide a wide-ranging and connected home entertainment experience, including products and systems are connected through WIFI and Bluetooth to the internet, speaker systems, video and audio conferencing, and social and business networking utilities. In addition, after we develop a product, we must be able to manufacture appropriate volumes quickly and at low costs. To accomplish this, we must accurately forecast volumes, mixes of products and configurations that meet customer requirements, and we may not succeed at doing so at all or within a given product’s life cycle.

Because we depend on third-party suppliers and manufacturers, and our revenue and gross margin could suffer if we fail to manage our suppliers properly.

Our operations will depend on our ability to anticipate our needs for components and products and our suppliers’ ability to deliver sufficient quantities of quality components and products at reasonable prices in time for us to meet critical schedules. Given the lead times that are often required to manufacture, assemble and deliver certain components and products, problems could arise in planning production and managing inventory levels that could seriously harm us. Other supplier problems that we could face include component shortages, excess supply, and risks related to the terms of our contracts with suppliers. We may, for example, be unable to secure enough components or finished products at reasonable prices or of acceptable quality in order to fulfill purchase orders in a timely manner, or in the quantities or according to the specifications needed. Accordingly, our revenue and gross margin could suffer as we could lose time-sensitive sales, incur additional freight costs or be unable to pass on price increases to our customers. In addition, in order to secure components or products, at times we may make advance payments to suppliers or enter into non-cancelable commitments with vendors. If we fail to anticipate customer demand properly, a temporary oversupply could result in excess or obsolete product, which could adversely affect our gross margin.

If we are required to lower our prices to meet competition, price protection provisions in our agreements with retailers will likely negatively impact our sales and profitability and harm our business, results of operations, financial condition and liquidity.

In the consumer electronics business, distribution agreements commonly contain Price Protection provisions that require a seller/manufacturer of a product to decrease the price of a product and issue credits to the customer/distributor when prices are dropped to the market generally. If, due to competitive pressure or other reasons, we are required to lower our prices to remain competitive, we will likely have to “price protect” the products that remain unsold in our customers’ inventories at the time of the price reduction. Price protection will result in our issuing a credit to our customers in the amount of the price reduction for each unsold unit in the customer’s inventory. This credit combined with overall price reductions can have a major impact on our sales and profitability and because of the common advent of price reductions in the electronics marketplace, this remains one of the greatest dangers to the profitability and viability of our business.

If the United States experiences additional economic weakness and uncertainty, our revenue could be adversely affected.

Our revenue and gross margin will depend significantly on economic conditions in the U.S. and Canada and on the strength of consumer demand for televisions and other home electronics. Economic weakness and uncertainty and declining consumer confidence could result in significantly lower revenue, gross margin, earnings or growth rates than anticipated.

Because we will incur costs as a result of being a public company, our financial resources available for operations may be reduced.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to adopt and implement additional policies and procedures to further strengthen our financial reporting capability. However, the process of designing and implementing an effective financial reporting system is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments. All of this will also require us to expend significant resources. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

Risks Relating to Our Securities

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Investors may experience in attempting to liquidate such securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Vendor Agreement with Syx Distribution, Inc.
10.2	Distribution Agreement with Wintec Industries, Inc.
10.3	Promissory Note and Security Agreement with CC Fund, LLC
14.1	Code of Business Conduct and Ethics
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
24

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

Date:	July 20, 2011

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, and CFO

