Form 10-Q
period 2011-08-31
Southern Products, Inc.
filed 2011-10-17
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

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

(626) 213-3266
(Registrant’s telephone number)
________________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,222,224 as of October 11, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of August 31, 2011 and February 28, 2011 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2011 and 2010 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2011 and 2010 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOUTHERN PRODUCTS, INC.

BALANCE SHEETS ( UNAUDITED)

AS OF AUGUST 31, 2011 AND FEBRUARY 28, 2011

ASSETS
	August 31, 2011	February 28, 2011
	(unaudited)	(audited)
Current assets
Cash	$51,890	$13,598
Accounts Receivable	1,534,850	—
Accounts Receivable - Customer Samples	2,634	—
Short-Term Loans Receivable	5,000	—
Prepaid Commissions	63,163	—
Prepaid Deposits	370,000	—
Inventory- Resale	236,560	600
Inventory- Supply	400	400
Total current assets	2,264,497	14,198
Total assets	$2,264,497	$14,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$2,197,188	$—
Accrued Commissions	3,778	—
Other Accrued Expenses	140,091	44,064
Loans Payable	310,000	—
Total Liabilities	2,651,057	44,064

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 12,000,000 shares issued and outstanding	12,000	12,000
Additional paid in capital	10,000	10,000
Accumulated deficit	(408,590)	(51,466)
Total Stockholders’ Equity	(386,560)	(29,466)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,264,497	$14,598

SOUTHERN PRODUCTS, INC.
STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE AND SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	Three months ended August 31, 2011	Three months ended August 31, 2010	Six months ended August 31, 2011	Six months ended August 31, 2010
Revenues	$1,960,646	—	$2,497,157	—
Cost Of Goods Sold	1,897,111	—	2,425,861	—
Gross Profit	63,535	—	71,296	—
Operating Expenses
Office Salaries	66,500	—	67,823	—
Sales Commissions	3,800	—	7,578	—
Advertising and Promotions	199,098	—	218,931	—
Travel Expense	12,954	—	18,981	—
Professional fees	13,465	—	38,465	—
Filing and registration fees	3,900	1,000	3,900	4,750
Office and miscellaneous	55,305	1,000	58,942	1,000
General and administrative expenses	8,771	188	13,771	188
Total Operating Expenses	363,793	2,188	428,391	5,938

Net loss From Operations	(300,258)	(2,188)	(357,094)	(5,938)

Provision for Income Taxes	—	—	—	—

Net Loss	$(300,258)	$(2,188)	$(357,094)	$(5,938)

Net loss per share:
Basic and diluted	$(0.03)	$(0.0)	$(0.03)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	12,000,000	11,166,667	12,000,000	10,333,333

SOUTHERN PRODUCTS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED AUGUST 31, 2011 AND 2010

	Six months ended August 31, 2011	Six months ended August 31, 2010

Cash Flows from Operating Activities
Net loss for the period	$(357,094)	$(5,938)
Change in non-cash working capital items increase (decrease) in accrued expenses	99,806	(1,000)
Increase in account receivables	(1,542,484)
Increase in prepaid assets	(433,163)
Increase in inventory	(235,960)	(40)
Increase in accounts payable	2,197,188
Net Cash Used in Operating Activities	(271,708)	(6,978)

Cash Flows from Investing Activities
Increase in short-term loans receivable	—	—
Net Cash Used in Investing Activities	—	—

Cash Flows from Financing Activities
Increase in loans payable	310,000
Proceeds from sale of common stock	—	12,500
Net Cash Provided by Financing Activities	310,000	12,500

Net increase in Cash	38,292	5,522
Cash, beginning of period	13,598	13,598
Cash, end of period	$51,890	$19,120

Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Products, Inc. (“Southern” or the “Company”) was incorporated in Nevada on February 23, 2010. Since April 2011, we have been in the business of designing, assembling and marketing consumer electronics product, primarily flat screen high-definition televisions using LCD and LED technologies. Through August 31, 2011, we have four LCD widescreen televisions on the market.

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

Location of Operations

Southern Products DBA Sigmac USA currently assembles its televisions in its plant in the City of Industry for sale and distribution throughout the United States. All televisions are shipped as parts from the contract manufacturing and parts providers to Sigmac USA for assembly. We also import fully assembled televisions from China as and when demand exceeds our ability to assemble sufficient final product at our facility in California.

Inventory

Inventory, consisting of television parts and accessories and finished televisions, is valued at the lower of cost and net realizable value.

Customer Samples

Customer samples are invoiced to the customer as sales but voided upon return of the sample to Sigmac USA. Customer sample sales are carried as separate account receivables and returned to inventory upon their return and the voiding of the invoice.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Advertising and Promotional Costs

The Company’s policy regarding advertising and promotional expenses is to expense those costs when incurred. The Company incurred advertising and promotional expense of $218,931 and $0 during the periods ended August 31, 2011 and 2010, respectively.

Related Parties Policy

The Company’s policy is to disclose all compensation to related parties. Compensation was not paid to Edward Wang. Edward Meadows was paid $29,000 during the period ended August 31, 2011. Through August 31, 2011, we owed NIVS USA Corp. $377,119. NIVS USA Corp. provided us with product inventory through June 2011 and is affiliated with our director and COO Edward Wang.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Litigation

Southern Products, Inc. is not currently involved in any litigation as of August 31, 2011.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2011.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of August 31, 2011, the Company has not issued any stock-based payments to its employees.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent Accounting Pronouncements

We are not aware of any recent pronouncements regarding accounting standards or interpretations issued or recently adopted that are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

Southern has limited working capital and has an accumulated deficit of $408,560 as of August 31, 2011. Southern’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Even though Southern has recently begun operations and realized revenue, due to the highly competitive nature of the marketplace the future of this source of revenue cannot be predicted or determined at this time. Without realization of additional capital, it would be unlikely for Southern to continue as a going concern. Southern’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at August 31, 2011 consisted of amounts owed to the Company’s trade creditors, outside independent auditors, stock transfer agent, accountant, salary for officers and law firm. We also owe NIVS USA Corp. $377,119. NIVS USA Corp. provided us with product inventory through June 2011 and is affiliated with our director and COO Edward Wang.

NOTE 4 – PROMISSORY NOTES

Working Capital Loan. On June 30, 2011, we received a $250,000 line of credit for use in facilitating purchase orders we have received for our televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). Under the terms of the Note, we initially borrowed $250,000 which was used for procurement of necessary components for, and for the manufacture and delivery of, our SIGMAC-branded televisions. On August 24, 2011, we increased the maximum amount available under this loan to $350,000 and borrowed an additional $50,000. As of August 31, 2011, the principal balance owed was $300,000 and accrued interest owed was $7,583. On September 30, 2011 the due date of this short-term financing was extended to October 31, 2011. The Note, as currently amended and extended, bears interest at a rate of one percent (1%) per month and is now due on or before the earliest of the following:

  Our receipt of equity funding in a total, cumulative amount of not less than $1,500,000; or
  Our receipt of gross revenues, less related Costs of Goods Sold, in an amount sufficient to pay the principal and interest then due and owing under the Note; or
  October 31, 2011.

At the option of the holder, the final due date of the Note may be extended for one or more additional terms of ninety (90) days upon written notice. The Note may be pre-paid in whole or in part at any time without penalty. The Note is secured by all of our assets, including inventory and accounts receivable.

We also owe $10,000 in the form of a non-interest bearing demand loan to a related party.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

There are 12,000,000 shares of common stock issued and outstanding as of August 31, 2011.

We implemented a four for one forward split of our common stock on September 14, 2011.

NOTE 6 – INCOME TAXES

As of August 31, 2011, the Company had net operating loss carry forwards of $408,560 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

NOTE 6 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at August 31, 2011 and February 28, 2011:

	August 31, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$121,412	$17,498
Less: valuation allowance	(121,412)	(17,498)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a consumer electronics company incorporated in the state of Nevada and doing business under the brand name Sigmac. With a newly-engaged, exceptional management team in place, our goal is to establish a globally recognized line of consumer electronic products. Our plan is to begin by entering into a series of large-scale distribution agreements for the sale of branded, mid-priced televisions, monitors and peripherals in the United States, and then expand internationally as brand recognition is developed and new markets become available. Through the quarter ended August 31, 2011, our business consists of the design, assembly, marketing and sale of our models of Sigmac branded flat panel televisions in the US market.

We believe that we have the opportunity to make Sigmac a significant brand in the consumer electronics industry. Using strategic business partnerships with companies in China and the United States, we intend to develop brand recognition for Sigmac products in the consumer electronics markets in both countries. Our ultimate goal is to become the recognized China-U.S. brand in a manner similar to that of Sony and Samsung for Japan and Korea, respectively. We are developing a U.S. based sales, marketing, service, and research and development operation which will work in concert with the emerging high quality manufacturing conducted by our suppliers in China and Korea. In addition to allowing us to develop immediate sales and brand growth in the U.S., our relationships with Chinese suppliers and manufacturers will allow us to gain future brand recognition and market share in the rapidly expanding Chinese consumer electronics market.

We perceive that the market for consumer electronics in the U.S. has been segmented into three market tiers:

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

We believe that we have a unique opportunity to establish Sigmac branded televisions and other products, initially in the Third Tier and, subsequently, as a leading presence within the Second Tier as a result of the following developments in the flat panel television market:

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

We believe that a major change is currently taking place in consumer electronics, led by companies like SONY, Samsung and VIZIO. Innovatively designed products will seek to offer a fuller home entertainment experience beyond simply television, and will be designed to work with multiple connected devices to provide connected family entertainment. Televisions and related devices will increasingly have multiple uses and offer multiple types of connectivity to enhance family enjoyment. We intend to develop and distribute devices which are connected to the internet, audio systems, video and audio conferencing, and social and business networking.

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

Our Products

For our first two years, we expect to offer Tier 2 and Tier 3 pricing for our Sigmac branded televisions and for our other products as they are developed and brought to market. We believe that the features, quality and price of our televisions compare favorably with those offered by the Tier 2 competitors. The significant features offered at these levels in televisions include WIFI connectivity, LED backlighting, 3D, large screen sizes, fast refresh rates, and high contrast ratios.

Through August 31, 2011, we have four LCD widescreen televisions on the market. The engineering and design work for our products has been performed by Core ACH, Inc., a leading high-tech Hong Kong based R&D company. All of our televisions feature high-brightness, high-contrast, high-definition LCD screens, multiple HDMI inputs, component and composite inputs, built in ATSC, Clear QAM and NTSC tuners, tri-lingual menus, convenient sleep timer and favorite channel features, and digital comb filters for fast and accurate color processing.

Our flagship product is our 55” LED-backlit television, with 1080p resolution, passive 3D capability, fast 120Hz screen refresh rate, and 3D digital comb filter.

Our second product is our 42” LCD television, with 1080p resolution and a 60Hz screen refresh rate.

Our third product is our 32” LCD television, with 1080p resolution and a fast 120Hz screen refresh rate.

Our fourth product is our 15” LCD television, with 720p resolution and a 60Hz screen refresh rate.

Supplier and Inventory

We have arranged for three Chinese factories to produce the internal electronic components for our television products. For our flat panels, we have vendor/supplier relationships with two of the largest LCD panel manufacturers. Final assembly of the finished products is completed in our facility in City of Industry, California. We have also arranged for the Chinese factories to provide final assembly should demand for our products exceed our capacity to assemble final product in our California facility.

We have established a very compact supply chain from order date to delivery date to maintain minimal inventory exposure to difficult “Price Protection” requirements. In general, Price Protection refers to standard industry contract terms from large retailers which will require us to decrease the price of a product and issue credits to customers when prices are dropped generally. This is designed to protect our retailer customers from losses on their current inventory of our product, but also has the effect of creating a high risk of enhanced losses to us when prices are on the decline.

We are currently set up to buy product from our Chinese suppliers with short term financing on 85% of the cost of the product. We must fund the balance of the purchase price from our suppliers with other equity or debt capital. With additional capital, we will be able to negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain an accounts receivable and inventory financing package on even better terms from traditional lenders.

Results of operations for the three and six months ended August 31, 2011.

We generated gross revenues of $1,960,646 during the three months ended August 31, 2011. Our cost of goods sold was $1,897,111, resulting in a gross profit of $63,535. Our total operating expenses during the three months ended August 31, 2011 were $363,793. Our net loss for the three months ended August 31, 2011 was therefore $300,258. Our largest expense during the quarter was advertising and promotions in the amount of $199,098, followed by office salaries of $66,500, and office and miscellaneous expenses of $55,305. By comparison, during the three months ended August 31, 2010, we generated no revenues and incurred total expenses and a net loss of $2,188.

We generated gross revenues of $2,497,157 during the six months ended August, 2011. Our cost of goods sold was $2,425,861, resulting in a gross profit of $71,276. Our total operating expenses during the six months ended August 31, 2011 were $428,391. Our net loss for the six months ended August 31, 2011 was therefore $357,094. Our largest expense during the six months ended August 31, 2011 was advertising and promotions in the amount of $218,931, followed by office salaries of $67,823, and office and miscellaneous expenses of $58,942. By comparison, during the six months ended August 31, 2010, we generated no revenues and incurred total expenses and a net loss of $5,938.

Our revenues, cost of goods sold, and expenses during the three and six months ended August 31, 2011 increased dramatically as compared to the same period last year because, commencing in April of 2011, we shifted our focus away from our original line of product sales and began to design, market, and sell our SIGMAC-branded flat screen televisions. During the quarter ended August 31, 2011, we continued to expand the distribution of our televisions through new channels and were able to increase our sales by over 3 ½ times the revenue experienced last quarter.

During the six months ended August 31, 2011, our products were sold primarily under promotional pricing in order to generate growing consumer interest in our products as they were brought to market. As a result, our gross profit for the period was relatively nominal and, once promotional expenses and pricing are factored in, was negative. As we move forward and begin to fill larger purchase orders from our distributors, we expect that we will have to rely less on promotional pricing to generate sales of our products and, therefore, we anticipate that our gross profit margin, as well as our total sales, will increase.

Liquidity and Capital Resources

As of August 31, 2011, we had current assets in the amount of $2,264,097, consisting of cash in the amount of $51,890, accounts receivable of $1,534,850, prepaid deposits of $370,000, inventory for resale of $236,560, prepaid commissions of $63,163, short terms loans receivable of $5,000, accounts receivable for customer samples of $2,634 and supply inventory of $400. Our largest receivables are from Fry’s Electronics, in the amount of $1,251,337 and Woot Service in the amount of $165,632.

Our current liabilities as of August 31, 2011 were $2,651,057, consisting accounts payable of $2,197,188, loans payable of $310,000, other accrued expenses of $140,091, and accrued commissions of $3,778. Our working capital deficit as of August 31, 2011 was therefore $386,560. Our largest accounts payable as of August 31, 2011, were to AHTech, one of our Chinese suppliers, in the amount of $1,763,192 and to NIVS USA Corp., in the amount of $377,119. NIVS USA Corp. provided us with product inventory through June 2011 and is affiliated with our director and COO Edward Wang.

On June 30, 2011, we received a $250,000 line of credit for use in facilitating purchase orders we have received for our televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). Under the terms of the Note, we initially borrowed $250,000 which was used for procurement of necessary components for, and for the manufacture and delivery of, our SIGMAC-branded televisions. On August 24, 2011, we increased the maximum amount available under this loan to $350,000 and borrowed an additional $50,000. As of August 31, 2011, the principal balance owed was $300,000 and accrued interest owed was $7,583. On September 30, 2011 the due date of this short-term financing was extended to October 31, 2011. The Note, as currently amended and extended, bears interest at a rate of one percent (1%) per month and is now due on or before the earliest of the following:

  Our receipt of equity funding in a total, cumulative amount of not less than $1,500,000; or
  Our receipt of gross revenues, less related Costs of Goods Sold, in an amount sufficient to pay the principal and interest then due and owing under the Note; or
  October 31, 2011.

At the option of the holder, the final due date of the Note may be extended for one or more additional terms of ninety (90) days upon written notice. The Note may be pre-paid in whole or in part at any time without penalty. The Note is secured by all of our assets, including inventory and accounts receivable.

We are currently seeking additional funding in the form of equity capital or debt in order to fund our planned business operations over the course of the next 12 months. We are also actively seeking financing in the form of factoring loans on our accounts receivable. We intend to fund operations through increasing sales and debt and/or equity financing arrangements, which may be insufficient to fund our planned expenditures or other cash requirements. There can be no assurance that we will be successful in obtaining additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

At this time, additional funding is required in order to secure production and delivery of product components sufficient to fill our current and anticipated purchase orders in the immediate future. In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,000,000 in general operating expenses over the course of the next year.

Off Balance Sheet Arrangements

As of August 31, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

Date:	October 17, 2011

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

