Form 10-Q
period 2011-11-30
Southern Products, Inc.
filed 2012-01-17
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

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

(626) 213-3266
(Registrant’s telephone number)
_________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,222,224 as of January 17, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of November 30, 2011 (unaudited) and February 28, 2011;
F-2	Statements of Operations for the three and nine months ended November 30, 2011 and 2010 (unaudited);
F-3	Statements of Cash Flows for the nine months ended November 30, 2011 and 2010 (unaudited);
F-4	Notes to Financial Statements.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SOUTHERN PRODUCTS, INC.

BALANCE SHEETS (UNAUDITED)

AS OF NOVEMBER 30, 2011 AND FEBRUARY 28, 2011

ASSETS
	November 30, 2011	February 28, 2011
Current assets
Cash	$51,705	$13,598
Undeposited Funds	540,669	—
Accounts Receivable	764,237	—
Accounts Receivable - Customer Samples	2,454	—
Short-Term Loans Receivable	5,000	—
Prepaid Commissions	63,163	—
Prepaid Deposits	370,000	600
Inventory- Resale	606,504	400
Inventory- Supply	1,600	14,198
Total current assets	2,405,333	14,598
Total assets	$2,405,333	$14,598

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$2,795,861	$—
Accrued Commissions	3,778	—
Other Accrued Expenses	145,718	44,064
Loans Payable	360,000	—
Total Liabilities	3,305,358	44,064

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 90,000,000 shares authorized, 22,222,224 and 12,000,000 shares issued and outstanding	22,222	12,000
Additional paid in capital	—	10,000
Accumulated deficit	(922,247)	(51,466)
Total Stockholders’ Equity (Deficit)	(900,025)	(29,466)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,405,333	$14,598

SOUTHERN PRODUCTS, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Three months ended November 30, 2011	Three months ended November 30, 2010	Nine months ended November 30, 2011	Nine months ended November 30, 2010
Revenues	$1,341,041	$—	$3,638,921	$—
Cost Of Goods Sold	1,558,584	—	3,984,445	—
Gross Profit	(217,543)	—	(345,524)	—
Operating Expenses
Office Salaries	73,533	—	141,355	—
Sales Commissions	14,175	—	21,753	—
Advertising and Promotions	9,000	—	28,833	—
Travel Expense	11,054	—	30,035	—
Professional fees	25,736	1,800	44,468	6,550
Filing and registration fees	6,250	—	35,150	1,000
Office and miscellaneous	57,970	—	148,115	—
General and administrative expenses	98,024	424	75,325	612
Total Operating Expenses	295,742	2,224	525,034	8,162
Net Loss From Operations	(513,285)	(2,224)	(870,559)	(8,162)
Provision for Income Taxes	—	—	—	—
Net Loss	$(513,285)	$(2,224)	$(870,559)	$(8,162)
Net loss per share:
Basic and diluted	$(0.02)	$(0.00)	$(0.04)	$(0.00)
Weighted average shares outstanding:
Basic and diluted	22,222,224	12,000,000	22,222,224	10,888,889

SOUTHERN PRODUCTS, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2011 AND 2010

	Nine months ended November 30, 2011	Nine months ended November 30, 2010
Cash Flows from Operating Activities
Net loss for the period	$(870,559)	$(8,162)
Change in non-cash working capital items increase (decrease) in accrued expenses	105,432	800
Increase in account receivables	(771,691)
Increase in prepaid assets	(433,163)
Increase in inventory	(607,104)	(40)
Increase in accounts payable	2,795,862
Net Cash Used in Operating Activities	218,778	(7,402)
Cash Flows from Investing Activities
Increase in short-term loans receivable	—	—
Net Cash Used in Investing Activities	—	—
Cash Flows from Financing Activities
Increase in loans payable	360,000
Proceeds from sale of common stock	—	12,500
Net Cash Provided by Financing Activities	360,000	12,500
Net increase in Cash	578,778	5,098
Cash, beginning of period	13,598	8,500
Cash, end of period	$592,375	$13,598
Supplemental Cash Flow Information:
Interest paid	$—	$—
Income taxes paid	$—	$—

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Southern Products, Inc. (“Southern” or the “Company”) was incorporated in Nevada on February 23, 2010. Since April 2011, we have been in the business of designing, assembling and marketing consumer electronics product, primarily flat screen high-definition televisions using LCD and LED technologies. Through November 30, 2011, we have Six LCD and LED widescreen televisions on the market.

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K filed with the SEC as of and for the period ended February 28, 2011. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results expected for the full year.

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

November 30, 2011

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

Advertising and Promotional Costs

The Company’s policy regarding advertising and promotional expenses is to expense those costs when incurred. The Company incurred advertising and promotional expense of $9,000 and $0 during the periods ended November 30, 2011 and 2010, respectively.

Related Parties Policy

The Company’s policy is to disclose all compensation to related parties. Through November 30, 2011, we owed NIVS USA Corp. $517,019. NIVS USA Corp. provided us with product inventory through June 2011 and is affiliated with our director and COO Edward Wang.

Financial Instruments

The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

Litigation

Southern Products, Inc. is not currently involved in any litigation as of November 30, 2011 .

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2011.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options. As of November 30, 2011, the Company has not issued any stock-based payments to its employees.

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

NOTE 2 - GOING CONCERN

The Company has limited working capital and has an accumulated deficit of $922,025 as of November 30, 2011. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Even though the Company has recently begun operations and realized revenue, due to the highly competitive nature of the marketplace the future of this source of revenue cannot be predicted or determined at this time. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Southern’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

SOUTHERN PRODUCTS, INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at November 30, 2011 consisted of amounts owed to the Company’s trade creditors, outside independent auditors, stock transfer agent, accountant, salary for officers and law firm.

NOTE 4 – CUSTOMER CONCENTRATION

A significant portion of the Company’s revenue is derived from a limited number of customers. The customers providing 10 percent or more of the Company’s revenue for the periods presented below are listed here:

	Three Months Ended November 30, 2011

Total revenue	$1,341,041	100%

Customer concentration:
Fry’s Electronics	$1,099,541	82%
Costco	251,500	18%

	$1,341,041	100%

	Nine Months Ended November 30, 2011

Total revenue	$3,638,921	100%

Customer concentration:
Fry’s Electronics	$2,714,859	75%
Costco	242,658	6%
Woot Services	681,404	19%

	$3,638,921	100%

As of November 30, 2011, 100% of the Company’s accounts receivable in the amount of $764,237 were due from Fry’s Electronics.

NOTE 5 – PROMISSORY NOTES

Working Capital Loan. On June 30, 2011, the Company received a $250,000 line of credit for use in facilitating purchase orders for our televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). Under the terms of the Note, the Company initially borrowed $250,000 which was used for procurement of necessary components for, and for the manufacture and delivery of, its SIGMAC-branded televisions. On August 24, 2011, the maximum amount available under this loan was increased to $350,000 and the Company borrowed an additional $50,000. As of November 30, 2011, the principal balance owed was $300,000 and accrued interest owed was $18,383. On November 30, 2011 the due date of this short-term financing was extended to December 31, 2011. The Note, as currently amended and extended, bears interest at a rate of one percent (1%) per month and is now due on or before the earliest of the following:

  The Company’s receipt of equity funding in a total, cumulative amount of not less than $1,500,000; or
  The Company’s receipt of gross revenues, less related Costs of Goods Sold, in an amount sufficient to pay the principal and interest then due and owing under the Note; or
  December 31, 2011.

At the option of the holder, the Note was extended beyond the end of the calendar year and then paid off in full when the Company obtained its Accounts Receivable Financing line from Associated Receivables Funding, Inc. The Note was subrogated to Associated Receivables Funding, Inc. and, although paid off on January 6, 2012, it remains as an open line of credit to the Company.

We also owe $60,000 in the form of a non-interest bearing demand loan to a related party.

NOTE 6 – COMMON STOCK

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

On June 1, 2011, the Company entered into an agreement with its former President under which 6,444,444 shares of common stock were returned to treasury and cancelled.

The Company implemented a four for one forward split of our common stock on September 14, 2011.

There were 22,222,224 shares of common stock issued and outstanding as of November 30, 2011.

NOTE 7 – INCOME TAXES

As of November 30, 2011, the Company had a net operating loss carry forward of $922,247 that may be available to reduce future years’ taxable income through 2031. Future tax benefits that may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at November 30, 2011 and February 28, 2011:

	November 30, 2011	February 28, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$313,500	$17,498
Less: valuation allowance	(313,500)	(17,498)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 8 – COMMITMENTS

Our operations are currently housed in a facility leased on a month-to-month basis on Valley Boulevard in City of Industry, California. Our marketing and assembly operations are based in this facility. Our monthly cost for the facility is currently $8,000 for the approximately 10,000 square feet we currently use at the facility.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2011 to January 16, 2012, the date these financial statements were issued, and have determined that, except as set forth below, it does not have any material subsequent events to disclose in these financial statements:

1. On December 21, 2011, subsequent to the reported period, the Company obtained a credit facility from A/R Funding to finance its outstanding accounts receivable. The cost of this funding is one and one-half percent (1.50%) per month and secured by an assignment for security of the receivables financed. Under the Agreement, A/R Funding will finance up to a maximum amount of $4,000,000 in receivables, with a minimum sum of $300,000 in receivables to be financed per calendar quarter. As protection against possible returns, payment disputes, and similar items, A/R Funding may reserve an amount equal to sixty percent (60%) of the face amount of the receivables financed. Within two (2) days of receiving payment on an assigned receivable, A/R Funding will make available the reserves held on the individual paid receivable, less any deductions held by customers, charges or expenses, and any invoices that A/R Funding has not been paid within 90 days of billing date or when A/R Funding determines the invoice to be in dispute or not payable, whichever is earliest. These amounts will be remitted to the Company upon the next assignment of invoices.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a consumer electronics company incorporated in the state of Nevada and doing business under the brand name Sigmac. With a newly-engaged, exceptional management team in place, our goal is to establish a globally recognized line of consumer electronic products. We have begun our plan of operations by entering into agreements for the sale of branded, low-priced televisions in the United States. Once our brand is established in the US, we intend to expand internationally into new markets. Through the quarter ended November 30, 2011, our business consists of the design, assembly, import, marketing and sale of our models of Sigmac branded flat panel televisions into the US market.

We believe that we have the opportunity to make Sigmac a significant brand in the consumer electronics industry. Using strategic business partnerships with companies in China and the United States, we intend to develop brand recognition for Sigmac products in the consumer electronics markets in both countries. Our ultimate goal is to become the recognized China-U.S. brand in a manner similar to that of Sony and Samsung for Japan and Korea, respectively. We are developing a U.S. based sales, marketing, and service operation which will work in concert with the high quality manufacturing conducted by our suppliers in China and Korea. In addition to allowing us to develop immediate sales and brand growth in the U.S., we anticipate that our relationship with Chinese suppliers and manufacturers will provide us an opportunity to gain future brand recognition and market share in the rapidly expanding Chinese consumer electronics market.

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

We believe that we have a unique opportunity to establish Sigmac branded televisions and other products, initially in the Third Tier and, subsequently, as a leading presence within the Second Tier as a result of the following developments in the flat panel television market:

1.       The previous volume leader in the US market has, through pricing changes, recently repositioned itself into the First Tier.

2.       Sony, the brand recognition leader, has announced the elimination of its manufacturing operations in consumer electronics and has become strictly a reseller of other companies’ products with the Sony brand.

3.       During the recession, a number of Third Tier brands became unprofitable and left the market place.

As a result of these developments, national retailers are commencing a search for a stable, knowledgeable company that can provide products with Second Tier pricing together with excellent service and industrial designs. We believe Sigmac is poised to fill this demand through the efforts of our experienced management team and high quality component manufacturers and suppliers. It should be noted, however, that this process likely will take two years or more to accomplish.

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
  Our executives have sold to many of the national retail and internet providers and understand their respective channel cost and benefits.
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

Through November 30, 2011, we had four LCD widescreen televisions on the market. The engineering and design work for our products has been performed by Core ACH, Inc., a leading high-tech Hong Kong based R&D company. All of our televisions feature high-brightness, high-contrast, high-definition LCD screens, multiple HDMI inputs, component and composite inputs, built in ATSC, Clear QAM and NTSC tuners, tri-lingual menus, convenient sleep timer and favorite channel features, and digital comb filters for fast and accurate color processing.

Our core products offered through November 30, 2011 included our:

1. 55” LED-backlit television, with 1080p resolution, passive 3D capability, fast 120Hz screen refresh rate, and 3D digital comb filter.

2. 42” LCD television, with 1080p resolution and a 60Hz screen refresh rate.

3. 32” LCD television, with 1080p resolution and a fast 120Hz screen refresh rate.

4. 15” LCD television, with 720p resolution and a 60Hz screen refresh rate.

Suppliers and Inventory

We have arranged for two Chinese factories to produce the internal electronic components for our television products. For our flat panels, we have vendor/supplier relationships with two of the largest LCD panel manufacturers. Final assembly of the finished products is completed in our facility in City of Industry, California. We have also arranged for the Chinese factories to provide final assembly should demand for our products exceed our capacity to assemble final product at our California facility.

We have established a very compact supply chain from order date to delivery date to maintain minimal inventory exposure to difficult “Price Protection” requirements. In general, Price Protection refers to standard industry contract terms from large retailers which will require us to decrease the price of a product and issue credits to customers when prices are dropped generally. As designed, this protects our retailer customers from losses on their current inventory by shifting the high risk of loss from price reductions onto us.

We are currently set up to buy product from our Chinese suppliers with short term financing on 85% of the cost of the product. In general, we must therefore fund 15% of the cost of components with equity or other debt capital. With additional capital, we will thus be able to purchase additional product necessary for our current and expected distribution contracts as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing.

Results of operations for the three and nine months ended November 30, 2011.

We generated gross revenues of $1,341,041 during the three months ended November 30, 2011. Our cost of goods sold was $1,558,584, resulting in a gross loss of $217,543. Our total operating expenses during the three months ended November 30, 2011 were $295,742. Our net loss for the three months ended November 30, 2011 was therefore $513,285. Our expenses during the quarter consisted of general and administrative expenses of $98,024, office salaries of $73,533, office and miscellaneous of $57,970, professional fees of $25,736, sales commissions of $14,175, travel expense of 11,054, advertising and promotions of $9,000, and filing and registration fees of $6,250. By comparison, during the three months ended November 30, 2010, we generated no revenues and incurred total expenses and a net loss of $2,224.

We generated gross revenues of $3,638,921 during the nine months ended November 30, 2011. Our cost of goods sold was $3,984,445, resulting in a gross loss of $345,524. Our total operating expenses during the nine months ended November 30, 2011 were $525,034. Our net loss for the nine months ended November 30, 2011 was therefore $870,559. Our largest expense during the nine month period consisted of office and miscellaneous of $148,115, office salaries of $141,355, general and administrative expenses of $75,325, professional fees of $44,468, filing and registration fees of $35,150, travel expense of $30,035, advertising and promotions of $28,833, and sales commissions of $21,753. By comparison, during the nine months ended November 30, 2010, we generated no revenues and incurred total expenses and a net loss of $8,162.

During the period ended November 30, 2011, our products were sold primarily under promotional pricing in order to generate growing consumer interest in our products as they were brought to market. Various discounts, points and price reductions granted to retailers to market our product resulted in a reduction of our gross revenues in the amount of $365,059 as compared to the revenues which would have been generated by product sales under our listed regular prices. As a result, we experienced a gross loss for the three and nine months ended November 30, 2011. As we move forward and continue to establish our brand, we expect that we will have to rely less on promotional pricing to generate sales of our products and, therefore, we anticipate that our gross profit margin, as well as our total sales, will increase.

Our revenues, cost of goods sold, and expenses during the three and nine months ended November 30, 2011 increased dramatically as compared to the same period last year because, commencing in April of 2011, we shifted our focus away from our original line of product sales and began to design, market, and sell our SIGMAC-branded flat screen televisions.

Liquidity and Capital Resources

As of November 30, 2011, we had current assets in the amount of $2,405,333, consisting of cash in the amount of $51,705, accounts receivable of $764,237, undeposited funds (checks from customers that had not yet been deposited) of $540,669, inventory for resale of $606,504, prepaid deposits of $370,000, prepaid commissions of $63,163, short term loans receivable of $5,000, accounts receivable for customer samples $2,454, and inventory for supply of $1,600. As of November 30, 2011, our outstanding receivables in the amount of $764,237 consisted entirely of amounts receivable from our largest current customer, Fry’s Electronics.

Our current liabilities as of November 30, 2011 were $3,305,358, consisting of accounts payable of $2,795,861, other accrued expenses of $145,718, accrued commissions of $3,778, and loans payable of $360,000. Our working capital deficit as of November 30, 2011 was therefore $900,025. Our largest accounts payable as of November 30, 2011, were to Anhui Technology Import & Export Co., one of our Chinese suppliers, in the amount of $1,293,192, and to NIVS USA Corp., in the amount of $894,139 . NIVS USA Corp. provided us with product inventory through June 2011 and is affiliated with our director and COO Edward Wang.

On June 30, 2011, we received a secured line of credit for use in facilitating purchase orders for our televisions. The line of credit is documented by a Promissory Note and Security Agreement to CC Fund, LLC, a Nevada limited liability company (the “Note”). As of November 30, 2011, the principal balance owed was $350,000 and accrued interest owed was $18,300.  The balance owed on the Note bears interest at a rate of one percent (1%) per month. The Note was extended and then paid off in full subsequent to the reported period when the company obtained an accounts receivable financing line from Associated Receivables Funding, Inc. (“A/R Funding”). The Note was subrogated to A/R Funding and, although paid off on January 6, 2012, it remains as an open line of credit to the company.

On December 21, 2011, subsequent to the reported period, we obtained a credit facility from A/R Funding to finance our outstanding accounts receivable. The cost of this funding is one and one-half percent (1.50%) per month and secured by an assignment for security of the receivables financed. Under the Agreement, A/R Funding will finance up to a maximum amount of $4,000,000 in receivables, with a minimum sum of $300,000 in receivables to be financed per calendar quarter. As protection against possible returns, payment disputes, and similar items, A/R Funding may reserve an amount equal to sixty percent (60%) of the of the face amount of the receivables financed. Within two (2) days of receiving payment on an assigned receivable, A/R Funding will make available the reserves held on the individual paid receivable, less any deductions held by customers, charges or expenses, and any invoices that A/R Funding has not been paid within 90 days of billing date or when A/R Funding determines the invoice to be in dispute or not payable, whichever is earliest. These amounts will be remitted to us upon the next assignment of invoices.

As of January 17, 2012, we have accessed a total of $750,000 in funding under the Agreement with A/R Funding.

We are currently seeking additional funding in the form of equity capital in order to fund our planned business operations and growth over the course of the next 12 months. We are also actively seeking financing in the form of factoring loans on our accounts receivable. We intend to fund operations through increasing sales and debt and/or equity financing arrangements, which may be insufficient to fund our planned expenditures or other cash requirements. There can be no assurance that we will be successful in obtaining additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

At this time, additional funding is required in order to secure production and delivery of product components sufficient to fill our current and anticipated purchase orders in the immediate future. In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,000,000 in general operating expenses over the course of the next year to support our growth.

Off Balance Sheet Arrangements

As of November 30, 2011, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2011.   Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

On December 21, 2011, subsequent to the reported period, we obtained a credit facility from A/R Funding to finance our outstanding accounts receivable. The cost of this funding is one and one-half percent (1.50%) per month and secured by an assignment for security of the receivables financed. Under the Agreement, A/R Funding will finance up to a maximum amount of $4,000,000 in receivables, with a minimum sum of $300,000 in receivables to be financed per calendar quarter. As protection against possible returns, payment disputes, and similar items, A/R Funding may reserve an amount equal to sixty percent (60%) of the of the face amount of the receivables financed. Within two (2) days of receiving payment on an assigned receivable, A/R Funding will make available the reserves held on the individual paid receivable, less any deductions held by customers, charges or expenses, and any invoices that A/R Funding has not been paid within 90 days of billing date or when A/R Funding determines the invoice to be in dispute or not payable, whichever is earliest. These amounts will be remitted to us upon the next assignment of invoices.

The foregoing is a summary of the material terms of the Agreement with A/R Funding and is not a complete description of its provisions. The Agreement, which should be reviewed in its entirety for additional detail, is filed herewith as Exhibit 10.1

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement with Associated Receivables Funding, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

Date:	January 17, 2012

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

