Form 10-K
period 2012-02-29
Southern Products, Inc.
filed 2012-06-14
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165692

Southern Products, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
13668-B Valley Blvd. City of Industry, CA	91746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (626) 213-3266

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A. (No trades prior to the end of registrant’s most recently completed second fiscal quarter, June 30, 2011).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 22,222,224 as of June 6, 2012.

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

Principal Place of Business

Our principal offices are located at 13668-B Valley Blvd., City of Industry, CA 91746.

Description of Business

We are a consumer electronics company, incorporated in the state of Nevada and doing business under the brand name Sigmac. Our business consists of the design, assembly, import, marketing and sale of our models of Sigmac branded flat panel televisions into the US market.

We believe that we have the opportunity to make Sigmac a significant brand in the consumer electronics industry. Using strategic business partnerships with companies in China and the United States, we intend to develop brand recognition for Sigmac products in the consumer electronics markets. Our ultimate goal is to become the recognized China-U.S. brand in a manner similar to that of Sony and Samsung for Japan and Korea, respectively. We are developing a U.S. based sales, marketing, and service operation which will work in concert with the high quality manufacturing conducted by our suppliers in China and Korea. In addition to allowing us to develop immediate sales and brand growth in the U.S., we anticipate that our relationship with Chinese suppliers and manufacturers will ultimately provide us an opportunity to gain future brand recognition and market share in the rapidly expanding Chinese consumer electronics market.

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

As a result of these developments, national retailers are commencing a search for a stable, knowledgeable company that can provide products with Second Tier pricing together with excellent service and industrial designs. We believe Sigmac is poised to fill this demand. It should be noted, however, that this process likely will take two years or more to accomplish.

We believe that a major change is currently taking place in consumer electronics. Innovatively designed products will seek to offer a fuller home entertainment experience beyond simply television, and will be designed to work with multiple connected devices to provide connected family entertainment. Televisions and related devices will increasingly have multiple uses and offer multiple types of connectivity to enhance family enjoyment. We intend to develop and distribute devices which are connected to the internet, audio systems, video and audio conferencing, and social and business networking.

Our Products

For at least the next fiscal year, we expect to offer mostly Tier 3 pricing for our Sigmac branded televisions and for any other related products we may develop and bring to market. Through the fiscal year ended February 29, 2012, we imported and sold multiple models of flat panel televisions into the market, ranging in size from 15” to 55”. We believe that the features, quality and price of our televisions compare favorably with those offered by our competitors.

The engineering and design work for our products has been performed by Core ACH, Inc., based in Hong Kong. All of our televisions feature high-brightness, high-contrast, high-definition LCD screens, multiple HDMI inputs, component and composite inputs, built in ATSC, Clear QAM and NTSC tuners, tri-lingual menus, convenient sleep timer and favorite channel features, and digital comb filters for fast and accurate color processing. We also sell models that include one or more premium features, such as WIFI connectivity, LED backlighting, 3D, large screen sizes, fast refresh rates, and higher contrast ratios.

Suppliers and Inventory

During the fiscal year ended February 29, 2012, most of our product was imported as fully finished from our factory suppliers in China. For the balance, we imported the component parts from China or Korea and conducted final assembly of our finished products at our facility in City of Industry, California.

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

Our ability to obtain finished products and component parts is presently severely constrained by our limited access to sufficient working capital. At present, our existing Chinese suppliers have refused to provide us with additional credit, rendering us unable to obtain products to fill orders from our customers. We are presently negotiating with these suppliers to provide us with additional credit but there can be no assurance what we will be successful in obtaining that additional credit on acceptable terms, or at all. We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing. If we are unable to obtain that additional credit or capital, however, we will be unable to fill our existing orders or to make any additional sales and implementation of our business plan will be adversely affected.

Currently, we are dependent on two suppliers for all of our products and product components. Anhui Technology Import & Export Co. and AHCOF International Development Co., Ltd., both of Anhui province in China, supplied 90% of our products and product components during the fiscal year ended February 29, 2012.

Item 2. Properties

During the fiscal year ended February 29, 2012, we operated out of approximately 10,000 square feet of office and warehouse space which we subleased from an entity controlled by our COO and director, Edward Wang, on a month-to-month basis on Valley Boulevard in City of Industry, California, at a rate of $7,000 per month. We expect to move out of this facility in the coming months in an attempt to reduce costs and streamline our operations until such time as we have sufficient working capital to be able to routinely perform final assembly of our products in the United States.

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

Fiscal Year Ending February 29, 2012
Quarter Ended	High $	Low $
February 29, 2012	$0.5625	$0.5625
November 30, 2011	$0.5625	$0.5625
August 31, 2011	n/a	n/a
May 31, 2011	n/a	n/a

Fiscal Year Ended February 28, 2011
Quarter Ended	High $	Low $
February 28, 2011	n/a	n/a
November 30, 2010	n/a	n/a
August 31, 2010	n/a	n/a
May 31, 2010	n/a	n/a

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

Holders of Our Common Stock

As of June 11, 2012, we had thirty-four (34) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended February 29, 2012 and February 28, 2011.

We generated gross revenues of $7,141,976 during the fiscal year ended February 29, 2012. Our cost of goods sold was $7,037,070, resulting in a gross profit of $104,906. Our total operating expenses during the fiscal year ended February 29, 2012 were $1,520,428. Our loss from operations was therefore $1,415,522. We incurred net other expenses of $55,961 during the fiscal year ended February 29, 2012. Our loss for the fiscal year ended February 29, 2012 was therefore $1,471,483. Our expenses during the fiscal year consisted of general and administrative expenses of $223,697, salaries and wages of $497,308, professional fees of $386,996, sales commissions of $89,173, rent expense of $74,202, promotional and marketing of $248,052, and consulting fees of $1,000.

By comparison, during the fiscal year ended February 28, 2011, we generated no revenues and incurred total expenses and a net loss of $47,966.

Approximately 78% of our revenue earned during the year ended February 29, 2012 was generated from two customers, Fry’s Electronics and Costco, representing net sales of $4,716,939 and $824,700, respectively. During the fiscal year ended February 29, 2012, our products were sold primarily under promotional pricing in order to generate growing consumer interest in our products as they were brought to market. Various discounts, points, and price reductions granted to retailers to market our product resulted in a reduction of our gross revenues in the amount of $450,231 as compared to the revenues which would have been generated by product sales under our listed regular prices. As a result, we experienced only a nominal gross profit for the twelve months ended February 29, 2012. As we move forward and continue to establish our brand, we expect that we will have to rely less on promotional pricing to generate sales of our products and, therefore, we anticipate that our gross profit margin, as well as our total sales, will increase; contingent, however, upon our obtaining sufficient working capital.

Our revenues, cost of goods sold, and expenses during the fiscal year ended February 29, 2012 increased dramatically as compared to the same period last year because, commencing in April of 2011, we abandoned our original line of product sales and began to design, market, and sell our SIGMAC-branded flat screen televisions.

Liquidity and Capital Resources

As of February 29, 2012, we had current assets in the amount of $2,072,315, consisting of cash in the amount of $493,759, accounts receivable of $1,047,023, inventory for resale of $494,076, and prepaid expenses of $37,457. As of February 29, 2012, the bulk of our outstanding accounts receivable were amounts due from our two largest customers together with amounts held in reserve by our factoring firm, PBCC. At fiscal year end, we had accounts receivable from Fry’s Electronics in the amount of $501,111 and from Costco in the amount of $288,077. Total amounts held in reserve by our factoring firm at fiscal year-end were $247,835

Our current liabilities as of February 29, 2012 were $3,584,393, consisting of accounts payable and accrued liabilities of $3,334,383, accrued compensation owed to related parties of $246,500, and customer deposits of $3,510. Our working capital deficit as of February 29, 2012 was therefore $1,512,078. Our largest accounts payable as of February 29, 2012, were to our two primary Chinese suppliers, Anhui Technology Import & Export Co. in the amount of $1,933,960 and to AHCOF International Development Co., Ltd., in the amount of $709,400.

In December of 2011, we obtained a credit facility from A/R Funding to finance our outstanding accounts receivable. The cost of this funding was one and one-half percent (1.50%) per month and secured by an assignment for security of the receivables financed. Under the Agreement, A/R Funding would finance up to a maximum amount of $4,000,000 in receivables, with a minimum sum of $300,000 in receivables to be financed per calendar quarter. As protection against possible returns, payment disputes, and similar items, A/R Funding could reserve an amount equal to sixty percent (60%) of the of the face amount of the receivables financed. Within two (2) days of receiving payment on an assigned receivable, A/R Funding would make available the reserves held on the individual paid receivable, less any deductions held by customers, charges or expenses, and any invoices that A/R Funding had not been paid within 90 days of billing date or when A/R Funding determined the invoice to be in dispute or not payable, whichever is earliest. In late December of 2011, we cancelled our agreement with A/R Funding. During the period the agreement was effective, A/R Funding purchased trade receivables with a face value of $2,092,248.

On January 11, 2012, we replaced our accounts receivable financing arrangement with A/R Funding with a similar arrangement from Pacific Business Capital Corporation (“PBCC”). The cost of the funding from PBCC is a discount of .813% of the gross amount of each receivable factored through PBCC, with an additional discount of .054% per day for accounts receivable that remain unpaid fifteen (15) days after they are purchased by PBCC. Under the agreement, PBCC will advance a portion of the invoice upon factoring (generally 70%), and reserve the remainder of the invoice amount. The reserve will be applied to amounts due from us to PBCC, with the remainder of the reserve funds to be rebated to us on an invoice-by-invoice basis. Our obligations to PBCC are secured by all of our assets, and are guaranteed by our officers, Edward Meadows and Edward Wang. During the year ended February 29, 2012, we sold total trade receivables to PBCC in the face amount of $851,829 at a discount of $6,925, for proceeds of $596,280, net of reserves. The amount held in reserve by PBCC as February 29, 2012 totaled $247,835.

Our ability to obtain finished products and component parts is presently severely constrained by our limited access to sufficient working capital. At present, our existing Chinese suppliers have refused to provide us with additional credit, rendering us unable to obtain products to fill orders from our customers. We are presently negotiating with these suppliers to provide us with additional credit but there can be no assurance what we will be successful in obtaining that additional credit on acceptable terms, or at all. We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing. If we are unable to obtain that additional credit or capital, however, we will be unable to fill our existing orders or to make any additional sales and implementation of our business plan will be adversely affected.

In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,600,000 in general operating expenses over the course of the next year to support our growth.

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

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment in the coming fiscal year.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 29, 2012 and February 28, 2011
F-3	Statements of Operation for the years ended February 29, 2012 and February 28, 2011
F-4	Statement of Stockholders’ (Deficit) for the years ended February 29, 2012 and February 28, 2011
F-5	Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Southern Products, Inc.

City of Industry, California

We have audited the accompanying balance sheets of Southern Products, Inc. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Products, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 13, 2012

Southern Products, Inc.

Balance Sheets

	February 29, 2012	February 28, 2011
Assets
Current assets:
Cash	$493,759	$13,598
Accounts receivable	1,047,023	—
Inventory	494,076	1,000
Prepaid expenses	37,457	—
Total current assets	2,072,315	14,598

Fixed assets: net of accumulated depreciation of $71 and $0, respectively	1,129	—

Other assets:
Intellectual property	10,000	—
Total other assets	10,000	—

Total assets	$2,083,444	$14,598

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$3,334,383	$44,064
Accrued compensation - related party	246,500	—
Customer deposits	3,510	—
Total current liabilities	3,584,393	44,064

Total liabilities	3,584,393	44,064

Stockholders' (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
No shares authorized and issued at
February 29, 2012 and February 28, 2011, respectively	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized;
22,222,224 and 48,000,000 authorized and issued at
February 29, 2012 and February 28, 2011, respectively	22,223	12,000
Additional paid-in capital	—	10,000
Accumulated (deficit)	(1,523,172)	(51,466)
Total shareholders' (deficit)	(1,500,949)	(29,466)

Total liabilities and stockholders' (deficit)	$2,083,444	$14,598

The Accompanying notes are an integral part of these financial statements

Southern Products, Inc.

Statements of Operations

	The Years Ended
	February 29,	February 28,
	2012	2011

Revenue	$7,141,976	$—
Cost of goods sold	7,037,070	—

Gross profit	104,906	—

Operating expenses
Commissions	89,173	—
Consulting services	1,000	—
General and administrative	223,697	2,677
Professional fees	386,996	45,289
Promotional and marketing	248,052	—
Rent expense	74,202	—
Salaries and wages	497,308	—
Total operating expenses	1,520,428	47,966

Net loss from operations	(1,415,522)	(47,966)

Other income (expense)
Finance costs	(30,243)	—
Interest expense, net	(20,393)	—
Other income	1,600	—
Gain (loss) on asset sale	(6,925)	—
Total other income (expense)	(55,961)	—

Net loss	$(1,471,483)	$(47,966)

Basic and fully diluted loss per common share	$(0.10)	$(0.00)
Basic and fully diluted - weighted average common shares outstanding	14,871,282	11,123,288

The Accompanying notes are an integral part of these financial statements

  Southern Products, Inc.

 Statement of Stockholders' (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance February 28, 2010	—	$—	38,000,000	$9,500	$—	$(3,500)	$6,000
Shares issued for cash	—	—	10,000,000	2,500	10,000	—	12,500
Net (loss)	—	—	—	—	—	(47,966)	(47,966)
Balance, February 28, 2011	—	—	48,000,000	12,000	10,000	(51,466)	(29,466)
Shares cancelled per Agreement of
Conveyance - related party	—	—	(25,777,776)	(6,444)	6,444	—	—

Stock dividend - 4:1 forward split	—	—	—	16,667	(16,444)	(223)	—
Net (loss)	—	—	—	—	—	(1,471,483)	(1,471,483)
Balance, February 29, 2012	—	$—	22,222,224	$22,223	$—	$(1,523,172)	$(1,500,949)

The Accompanying notes are an integral part of these financial statements

 Southern Products, Inc.

Statements of Cash Flows

	The Year Ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,471,483)	$(47,966)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	71	—
Decrease (increase) in assets:
Accounts receivable	(1,047,023)	—
Inventory	(493,076)	—
Prepaid expenses	(37,457)	—
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	3,290,319	40,564
Accrued interest	246,500	—
Accrued interest - related party	3,510	—
Net cash provided (used) by operating activities	491,361	(7,402)

Cash flows from investing activities:
Purchase of fixed assets	(1,200)	—
Purchase of licensing agreement	(10,000)	—
Net cash (used) in investing activities	(11,200)	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	12,500
Net cash provided by financing activities	—	12,500

Net increase in cash	480,161	5,098
Cash, beginning of period	13,598	8,500
Cash, end of period	$493,759	$13,598

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$20,393	$—

Supplemental non-cash disclosures:

The Accompanying notes are an integral part of these financial statements

Southern Products, Inc.

Notes to Financial Statements

February 29, 2012

NOTE 1 – Organization, History and Business

Organization

Southern Products, Inc. (the “Company”) was incorporated in Nevada on February 23, 2010 and is doing business as SIGMAC USA. The Company is a consumer electronics company utilizing its d.b.a., SIGMAC USA to develop and brand its products. The Company began its plan of operations by entering into agreements for the sale of branded, low-priced televisions in the United States. The business consists of the design, assembly, import, marketing and sale of our models of Sigmac branded flat panel televisions into the US market. Upon establishment of the SIGMAC brand, management intends to expand its market to international consumers.

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 29, 2012 and February 28, 2011, the Company had no cash equivalents.

Concentration of Credit and Business Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which, may at times, exceed federally-insured limits.

Of the Company’s revenue earned during the year ended February 29, 2012, approximately 78% was generated through vendor agreements with two customers, Fry’s Electronics and COSTCO representing net sales of $4,716,939 and $824,700, respectively.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 29, 2012, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded .

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of February 29, 2012 and February 28, 2011, finished goods inventory was $494,076 and $1,000 respectively.

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of February 29, 2012 and February 28, 2011 due to their short-term nature.

NOTE 2 – Significant Accounting Policies and Procedures (continued)

Fixed Assets

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate. The estimated useful lives for significant property and equipment categories are as follows:

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of February 29, 2012 or 2011. Depreciation expense for the year ended February 29, 2012 and February 28, 2011, was $71 and $0, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of February 29, 2012 and February 28, 2011, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

The Company's revenues, which do not require any significant production, modification or customization for the Company's targeted customers and do not have multiple elements, are recognized when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company's fee is fixed and determinable; and (iv) collectability is probable.

Substantially all of the Company's revenues are derived from the sales of LCD and LED televisions. The Company's customers are charged for these products on a per transaction basis. Pricing varies depending on the product sold.  Revenue is recognized in the period in which the products are sold net of any discounts or allowances.

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At February 29, 2012 and February 28, 2011 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

NOTE 2 – Significant Accounting Policies and Procedures (continued)

Income taxes

The Company follows ASC subtopic 740-10 for recording the provision for income taxes. ASC 740-10 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the years ended February 29, 2012, and February 28, 2011, the Company determined that none of its long-term assets were impaired.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising expenses were $248,052 for the year ended February 29, 2012, and $0 for the year ended February 28, 2011.

Research and development

Research and development costs are expensed as incurred. During the year ended February 29, 2012, and February 28, 2011, the Company did not incur any research and development costs.

Share-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”). Stock-based payments to employees include grants of stock, grants of stock options and issuance of warrants that are recognized in the consolidated statement of operations based on their fair values at the date of grant.

Year-end

The Company has adopted February 28, as its fiscal year end.

NOTE 2 – Significant Accounting Policies and Procedures (continued)

Share-Based Compensation (continued)

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.” Stock-based payments to non-employees include grants of stock, grants of stock options and issuances of warrants that are recognized in the consolidated statement of operations based on the value of the vested portion of the award over the requisite service period as measured at its then-current fair value as of each financial reporting date. The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

For the year ended February 29, 2012 and February 28, 2011, the Company has not incurred share-based compensation expense.

Recent accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (February 23, 2010) through February 29, 2012 the Company had accumulated losses of $1,523,172 and a working capital deficit of $1,512,078. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives, including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 4- Accounts receivable

During the year ended February 29, 2012, the Company entered into two agreements to sell the Company’s accounts receivable in accordance with factoring agreements.

On December 21, 2011, the Company entered into a Sale and Assignment Agreement with Associated Receivables Funding, Inc. (“A/R Funding”) to purchase certain of its outstanding trade accounts receivable for a period of one year. Pursuant to this agreement, A/R Funding agreed to purchase up to a maximum of $4,000,000 of the Company’s trade receivables with a minimum quarterly factoring of an amount of not less than $300,000. Additionally, the terms of the agreement require a monthly factoring fee equal to 1.5% per month calculated based on the unpaid balance of purchased invoices outstanding. In accordance with the terms of the agreement, A/R Funding has agreed to advance a minimum of 40% of the face value of trade receivables purchased and a maximum of 60% to be held in reserve as protection against possible returns and allowances. All amounts held in reserve are required to be paid to the Company within two days of receiving payment on the sold receivable, less any mutually agreed deductions. In December 2011, the Company cancelled its agreement with A/R Funding. During the period of effectiveness, A/R Funding purchased trade receivables with a face value of $2,092,248. The Company received all proceeds net of discounts and allowances upon termination of the agreement. In addition, the Company paid a cancellation fee of $4,500 and factoring fees totaling $16,382.

On January 11, 2012, the Company entered into an Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation (“PBCC”), subsequently approved by the board of directors on February 27, 2012. Pursuant to the agreement, PBCC has the option to purchase various trade receivables presented by the Company at a minimum discount of 0.813% of the face value of each account purchased. PBCC has the option to reserve and withhold a minimum of 20% of the gross face amount of all accounts purchased. The reserve account may be held by PBCC and applied against charge-backs or any obligations of the Company to PBCC. In addition, in the event a purchased account remains unpaid more than 15 days from the date of purchase, an additional service discount of 0.54 % per day will be charged to the Company until paid-in full. The agreement with PBCC is secured by all of the Company’s assets, and has been personally guaranteed by the Company’s executive officers.

NOTE 4- Accounts receivable (continued)

During the year ended February 29, 2012, the Company has sold trade receivables with a face value of $851,829 at a discount of $6,925 to PBCC for proceeds of $596,280, net of reserves. As of February 29, 2012, the Company has record a loss on the sale of assets totaling $6,925 and factoring fees of $9,361. The balance held in reserves with PBCC at February 29, 2012 totaled $247,835.

On November 18, 2011, the Company agreed to a payment holdback in the amount of $10,000 as a provision to its agreement with Costco. The holdback is to be utilized to cover any future costs attributable to potential returns and or allowances. Per the verbal agreement, Costco calculates the retained amount at their discretion at a rate equal to approximately 5% of each total order and can be held for a period up to six-months. Any amount remaining after the six-month period has expired is fully payable to the Company. On March 29, 2012, Costco returned the initial $10,000 and withheld a new $50,000 retainer for products purchased in April 2012.

Accounts receivable consist of the following:

	February 29,	February 28,
	2012	2011
Trade accounts receivable	$789,188	$—
Due from factoring	247,835	—
Customer hold-back	10,000	—
Less: Allowance for doubtful accounts	—	—
	$1,047,023	$—

As of February 29, 2012 and February 28, 2011, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	February 29,	February 28,
	2012	2011
Furniture and fixtures	$1,200	$—
Less: accumulated depreciation	(71)	—
	$1,129	$—

Depreciation for the year ended February 29, 2012 and February 28, 2011 was $71 and $0, respectively.

NOTE 6 - Related party transactions

Employment/Consulting commitments

One June 1, 2011, the Company agreed to pay its two executive officers annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. As of February 29, 2012, the Company has paid executive compensation of $233,500 and accrued $246,500.

Agreements

On June 1, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with the previous sole officer and director. Pursuant to the Agreement, the Company transferred all assets related to the business of designing and marketing custom beer pong tables to the former officer in exchange for the assumption of all liabilities relating to the former business. In addition, the previous officer agreed to return to treasury and cancel 6,444,444 (25,777,776 – post-split) shares of the Company’s common stock.

NIVIS USA Corp.

NIVS USA Corp. provided the Company with product inventory through June of 2011 and is affiliated with its director and former COO, Edward Wang. As of February 29, 2012, the financial statements reflect an account payable to NIVS USA Corp. of $243,621.20. The proper amount due and owing to NIVS USA Corp., if any, is a matter of ongoing investigation. The Company believes that one or more of the applicable invoices may be inaccurate and that the amount actually due is less than the sum reflected in its accounts. The Company’s investigation of this matter is ongoing.

NOTE 7 – Commitments

Lease agreements

In April 2011, the Company entered into a month to month sub-lease agreement for office and warehouse space commencing April 1, 2011. Pursuant to the terms of the agreement, the monthly lease amount is $7,000. In August 2011, the Company amended there agreement to acquire additional square footage for conference and office space for an additional $1,000 per month. In addition, from time to time the Company utilizes various storage facilities as needed. As of February 29, 2012, the Company has recorded rent expense of $74,202.

NOTE 8- Income taxes

As of February 29, 2012, the Company had net operating loss carry forwards of $1,523,172 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The significant components of deferred tax assets and liabilities are as follows:

	February 29,	February 28,
	2012	2011
Federal income tax attributable to:
Current operations	$500,304	$16,308
Less valuation allowance	(500,304)	(16,308)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising the net deferred tax amount is as follows:

	February 29,	February 28,
	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$517,878	$17,498
Less valuation allowance	(517,878)	(17,498)
Net deferred tax asset	$—	$—

The net change in the valuation for 2012 was $500,380

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $51,466 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years

Our policy regarding income tax interest and penalties is to expense those items as general and administrative expense but to identify them for tax purposes. During the periods ended February 29, 2012 and February 28, 2011, there were no income tax, or related interest and penalty items in the income statement, or as a liability on the balance sheet. We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are subject to U.S. federal or state income tax examination by tax authorities for years beginning at our inception of February 23, 2010 through current. We are not currently involved in any income tax examinations.

NOTE 9 - Fair value measurement

The Company adopted ASC Topic 820-10 at the beginning of 2009 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

Level I – Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level II – Valuations based on quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level III – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of February 29, 2012:

	Level I	Level II	Level III	Fair Value
February 29, 2012
Cash	$493,759	$—	$—	$493,759
Accounts receivable	—	1,047,023	—	1,047,023
Inventory	—	494,076	—	494,076
Prepaid expenses	—	37,457	—	37,457
Current liabilities	—	(3,584,393)	—	(3,584,393)
	$493,759	$(2,005,837)	$—	$(1,512,078)

NOTE 10 – Shareholders’ equity

The Company is authorized to issue up to 90,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

Preferred Stock

The voting rights, rate of dividends preference in relation to other classes or series, and rights in the event of liquidation related to shares of Preferred Stock of any series are determined by the board of directors and may vary from time to time.

Common Stock

Holders of common stock have voting rights equal to one vote for each share of Common Stock held and are entitled to receive dividends when, and if declared by the board of directors subject to the rights of any Preferred Stock having preference as to dividends. In the event of liquidation or dissolution, subject to the rights of Preferred Stock Holders’ are entitled to share ratably in the Corporations assets. Holders of Common Stock do not have conversion, redemption or preemptive rights.

NOTE 10 – Shareholders’ equity (continued)

Recapitalization

Effective September 14, 2011, the Company issued a stock dividend equal to a 4-for 1 forward stock split.

Common stock issuances

During the year ended February 28, 2011, the Company issued 2,500,000 (10,000,000 – post-split) shares of its common stock in exchange for cash proceeds of $12,500.

On June 1, 2011, the Company cancelled a total of 6,444,444 (25,777,776 – post-split) shares of its common stock pursuant to its June 1, 2011 Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations. (Note 6)

On September 14, 2011, the Company authorized the issuance of 16,666,668 shares of its common stock as a dividend in the form of a 4-for-1 forward split.

As of February 29, 2012 and February 28, 2011, there were not warrants or options granted or outstanding.

NOTE 11 - Subsequent events

In accordance with ASC 855, management evaluated all activity of the Company through the date of filing, (the issue date of the financial statements) and concluded that no other subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012. Based on his evaluation, he concluded that our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of February 29, 2012. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 9B. Other Information

Effective June 11, 2012, Edward Wang was terminated from his position as Chief Operating Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of February 29, 2012. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Edward Meadows	65	President, CEO, CFO, Treasurer, Secretary Director
Edward Wang	65	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors as of February 29, 2012.

Edward Meadows, our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director, has over 20 years experience in the consumer retail industry. Mr. Meadows joined us in April, 2011. Previously, for the past five years, Mr. Meadows has provided financial consulting and sales management expertise to multiple companies including Westinghouse Digital and various other large entities in his own consulting practice. He was formerly the interim CFO of the television manufacturer Westinghouse Digital, LLC, from February 2007 to September 2007, and prior to this period he also worked as an auditor with PricewaterhouseCoopers. In addition to his financial experience, Mr. Meadows has over 20 years extensive experience selling to the national accounts of Wal-Mart, Costco, Fry's Electronics, Best Buy, Office Depot, Staples, Target, Tiger Direct, Sam's Club, and Radio Shack which are current and or long term goals for SIGMAC USA. Mr. Meadows graduated from Ohio State University in 1969 with a major in accounting and a minor in marketing.

Edward Wang, a Director, joined us in April, 2011. He served as our Chief Operating Officer from April 2011 through June 11, 2012. In 1982 Mr. Wang started Edward Electronics Co., to provide consumer electronics warranty and repair service, quality assurance, and engineering failure analysis. His major customers included: Pioneer, Toshiba, Samsung, JVC, Philips, RCA, GE, Mitsubishi, and Sanyo / Fisher. In 1997, Mr. Wang started a monitor OEM warranty service to provide customer service, technical support and refurbishing of CRT and LCD monitors for Viewsonic, Dell and Envision Peripherals, Inc. and scanner assemblies for HP. Over the course of his career, Mr. Wang has worked in various capacities as an Electronics Engineer, Production Manager, Plant Manager, and General Manager for Transworld, RCA and other manufacturers in Taiwan. Mr. Wang holds an Electronics Engineering degree from National Taipei University of Technology in Taiwan.

There are no family relationships among any of our current or former directors or executive officers.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have two directors.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K.

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

Code of Ethics

As of February 29, 2012, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

At this time, we do not have any written employment agreements with our named executive officers. On June 1, 2011, the Company agreed to pay our President and CEO, Edward Meadows, and our former COO, Edward Wang, annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time as we have sufficient operating capital to pay the accrued compensation. The goal of this arrangement was to provide such compensation as is feasible in our current state of development to those executive officers providing ongoing management of our operations.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Meadows, President, CEO and Director	2012 2011	73,000 -	- -	- -	- -	- -	- -	- -	73,000 -
Edward Wang, Director and former COO	2012 2011	40,500 -	- -	- -	- -	- -	- -	- -	40,500 -
Tyler Richard, former officer and Director	2012 2011	- -	- -	- -	- -	- -	- -	- -	- -

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended February 29, 2012, we paid Mr. Meadows cash salary of $73,000 and we accrued additional salary owing in the amount of $107,000. We paid Mr. Wang cash salary in the amount of $40,500 and also accrued additional salary owing in the amount of $139,500.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Edward Meadows	-	-	-	-	-	-	-	-	-
Edward Wang	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Meadows	-	-	-	-	-	-	-
Edward Wang	-	-	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 22,222,224 shares common stock issued and outstanding as of June 6, 2012.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Edward Meadows 13668-B Valley Blvd. City of Industry, CA 91746	6,111,112	27.5%
Common	Edward Wang 13668-B Valley Blvd. City of Industry, CA 91746	6,111,112	27.5%
	All Officers and Directors as a Group	12,222,224	55%

	Other 5% owners
	none

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

2. During the fiscal year ended February 29, 2012, we operated out of approximately 10,000 square feet of office and warehouse space which we subleased from an entity controlled by our COO and director, Edward Wang, on a month-to-month basis on Valley Boulevard in City of Industry, California, at a rate of $7,000 per month.

3. NIVS USA Corp. provided us with product inventory through June of 2011 and is affiliated with our director and former COO, Edward Wang. As of February 29, 2012, our financial statements reflect an account payable to NIVS USA Corp. of $236,994. The proper amount due and owing to NIVS USA Corp., if any, is a matter of ongoing dispute.  We believe that one or more of its invoices may be inaccurate and that the amount actually due is less than the sum reflected in our accounts.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 29, 2012	$24,500	$0	$0	$0
February 28, 2011	$5,500	$0	$0	$0
18

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
10.1	Accounts Receivable Purchase and Security Agreement[1]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL).

1 Incorporated by reference to Current Report on Form 8-K filed March 6, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

By:	/s/ Edward Meadows
Edward Meadows President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
June 13, 2012

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Edward Meadows
Edward Meadows President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
June 13, 2012

