Form 10-Q
period 2012-05-31
Southern Products, Inc.
filed 2012-07-23
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

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
___________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,222,224 as of July 19, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of May 31, 2012 and February 28, 2012 (unaudited);
F-2	Statements of Operations for the three months ended May 31, 2012 and 2011 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2012 and 2011;
F-5	Notes to Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Southern Products, Inc.
Balance Sheets

	May 31,	February 29,
	2012	2012
ASSETS
Current assets:
Cash	$50,602	$493,759
Accounts receivable	610,292	1,047,023
Inventory	174,957	494,076
Prepaid expenses	149,575	37,457
Total current assets	985,426	2,072,315

Fixed assets:
net of accumulated depreciation of $114 and $71, respectively	1,086	1,129

Other assets:
Intellectual property	10,000	10,000
Total other assets	10,000	10,000

Total assets	$996,512	$2,083,444

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,517,795	$3,334,383
Accrued compensation - related party	286,813	246,500
Customer deposits	—	3,510
Line of credit	400,000	—
Note payable	174,271	—
Total current liabilities	3,378,879	3,584,393

Stockholders' (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; No shares authorized and issued at May 31, 2012 and February 29, 2012, respectively	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized; 22,222,224 authorized and issued at May 31, 2012 and February 29, 2012, respectively	22,223	22,223
Additional paid-in capital	—	—
Accumulated (deficit)	(2,404,590)	(1,523,172)
Total stockholders' (deficit)	(2,382,367)	(1,500,949)

Total liabilities and stockholders' (deficit)	$996,512	$2,083,444

Southern Products, Inc.
Statements of Operations

	Three Months Ended
	May 31,
	2012	2011
Sales revenue	$776,292	$536,433
Cost of goods sold	845,822	512,709
Gross profit (loss)	(69,530)	23,724
Operating expenses
Commissions	—	3,778
Consulting services	43,929	—
General and administrative	130,782	8,032
Professional fees	263,002	30,000
Promotional and marketing	119,802	19,833
Rent expense	19,590	—
Salaries and wages	183,934	1,323
Total operating expenses	761,039	62,966
Net loss from operations	(830,569)	(39,242)
Other income (expense)
Finance costs	(39,905)	—
Interest expense, net	(3,389)	—
Gain (loss) on asset sale	(7,555)	—
Total other income (expense)	(50,849)	—
Net loss	$(881,418)	$(39,242)
Basic and fully diluted loss per common share	$(0.04)	$(0.00)
Basic and fully diluted - weighted average common shares outstanding	22,222,224	12,000,000

Southern Products, Inc.

Statements of Cash Flows

	Three Months Ended
	May 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(881,418)	$(39,242)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	43	—
Decrease (increase) in assets:
Accounts receivable	436,731	(6,990)
Inventory	319,119	(1,061)
Prepaid expenses	(112,118)	(62,829)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(642,317)	102,367
Accrued compensation - related party	40,313	—
Customer deposits	(3,510)	—
Net cash (used) by operating activities	(843,157)	(7,755)
Cash flows from financing activities:
Proceeds from line of credit	400,000	—
Net cash provided by financing activities	400,000	—
Net increase (decrease) in cash	(443,157)	(7,755)
Cash, beginning of period	493,759	8,500
Cash, end of period	$50,602	$745
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental non-cash disclosures:
Accounts payable converted to short-term note payable	$174,271	$—

Southern Products, Inc.

Notes to Financial Statements

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

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2012 and February 29, 2012, the Company had no cash equivalents.

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

Of the Company’s revenue earned during the three-months ended May 31, 2012, approximately 93% was generated through vendor agreements with two customers, Fry’s Electronics and COSTCO representing net sales of $721,952.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2012, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of May 31, 2012 and February 29, 2012, finished goods inventory was $174,957 and $494,076 respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of May 31, 2012. Depreciation expense for the three-months ended May 31, 2012 and 2011 was $43 and $0, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of May 31, 2012 and February 29, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At May 31, 2012 and February 29, 2012 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of May 31, 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three months ended May 31, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising and marketing expenses were $119,802 and $19,833 for the three months ended May 31, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred. During the three months ended May 31, 2012 and 2011, the Company did not incur any research and development costs.

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

For the three months ended May 31, 2012 and 2011, the Company has not issued share-based compensation.

Recent accounting pronouncements

No recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

International Financial Reporting Standards:

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

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (February 23, 2010) through May 31, 2012 the Company had accumulated losses of $2,404,590 and a working capital deficit of $2,393,453. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 4- Accounts receivable

On January 11, 2012, the Company entered into an Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation (“PBCC”), subsequently approved by the board of directors on February 27, 2012. Pursuant to the agreement, PBCC has the option to purchase various trade receivables presented by the Company at a minimum discount of 0.813% of the face value of each account purchased. PBCC has the option to reserve and withhold a minimum of 20% of the gross face amount of all accounts purchased. The reserve account may be held by PBCC and applied against charge-backs or any obligations of the Company to PBCC. In addition, in the event a purchased account remains unpaid more than 15 days from the date of purchase, an additional service discount of 0.54 % per day will be charged to the Company until paid-in full. The agreement with PBCC is secured by all of the Company’s assets, and has been personally guaranteed by the Company’s executive officers. During the three months ended May 31, 2012, the Company has sold trade receivables with a face value of $929,303 at a discount of $7,555 to PBCC for proceeds of $767,398, net of reserves. As of May 31, 2012, the balance of amounts held in reserves with PBCC totaled $192,767.

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

Accounts receivable consist of the following:

	May 31,	February 29,
	2012	2012
Trade accounts receivable	$367,525	$789,188
Due to/from factoring	192,767	247,835
Customer hold-back	50,000	10,000
Less: Allowance for doubtful accounts	—	—
	$610,292	$1,047,023

As of May 31, 2012 and February 29, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	May 31,	February 29,
	2012	2012
Furniture and fixtures	$1,200	$1,200
Less: accumulated depreciation	114	71
	$1,086	$1,129

Depreciation for the three months ended May 31, 2012 and February 29, 2012 was $43 and $71, respectively.

NOTE 6 - Related party transactions

Employment/Consulting commitments

One June 1, 2011, the Company agreed to pay its two executive officers annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. On June 11, 2012, subsequent to the quarter end, we terminated our chief operating officer.

As of May 31, 2012, the Company has paid executive compensation of $59,688 and accrued $120,000. The balance owed at May 31, 2012 and February 29, 2012 totaled $286,813 and $246,500, respectively.

NOTE 7 – Short-term note and line of credit

Line of credit

On March 15, 2012, the Company signed an addendum to their factoring agreement dated January 11, 2012 with Pacific Business Capital Corporation (“PBCC”). The addendum provides for a short-term line of credit with a limit of $1,000,000 to be advanced based on specific purchase orders presented by the Company. Pursuant to the terms of the agreement, interest will be charged at a rate of 1.5% per month on the unpaid balance. Additionally, any amounts outstanding in excess of thirty-days will have an additional interest charge of 0.05% per day until paid in full. All advances are collateralized with the inventory of the Company. During the three months ended May 31, 2012, the Company was advanced a total of $400,000. As of the balance sheet date the Company has recorded interest expense of $3,200 in connection with the advance and the outstanding principle balance together with accrued interest totaled $403,200.

Note payable

During the three months ended May 31, 2012, the Company severed its relationship with a certain supplier in connection with the termination of their chief operating officer. As a result, the then outstanding accounts payable balance was converted to a short-term note. The note is non-interest bearing, unsecured and due on demand. As of May 31, 2012, the balance owed was $174,271.

NOTE 8 – Commitments and contingencies

Lease agreements

In April 2011, the Company entered into a month to month sub-lease agreement for office and warehouse space commencing April 1, 2011. Pursuant to the terms of the agreement, the monthly lease amount is $7,000. In August 2011, the Company amended their agreement to acquire additional square footage for conference and office space for an additional $1,000 per month. In addition, from time to time the Company utilizes various storage facilities as needed. As of May 31, 2012, the Company has recorded rent expense of $19,590.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of May 31, 2012:

	Level I	Level II	Level III	Fair Value
May 31, 2012
Cash	$50,602	$—	$—	$50,602
Accounts receivable	—	210,292	—	210,292
Inventory	—	174,957	—	174,957
Prepaid expenses	—	149,575	—	149,575
Current liabilities	—	(3,378,879)	—	(3,378,879)
	$50,602	$(2,844,055)	$—	$(2,793,453)
F-10

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

Recapitalization

Effective September 14, 2011, the Company issued a stock dividend equal to a 4-for-1 forward stock split.

As of May 31, 2012 and 2011, there were no warrants or options granted or outstanding.

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

Results of operations for the three months ended May 31, 2012 and 2011.

We generated gross revenues of $776,292 during the three months ended May 31, 2012. Our cost of goods sold was $845,822 resulting in a gross loss of $69,530. Our total operating expenses during the three months ended May 31, 2012 were $761,039. Our operating expenses during the quarter consisted of professional fees of $263,002, salaries and wages of $183,934, general and administrative expenses of $130,782, promotional and marketing expenses of $119,802, consulting services of $43,929, and rent expense of $19,590. In addition, we incurred finance costs of $39,905, net interest expense of $3,389, and a loss on sale of assets of $7,555. Our net loss for the three months ended May 31, 2012 was $881,418.

By comparison, during the three months ended May 31, 2011, we generated gross revenues of $536,433. Our cost of goods sold was $512,709 resulting in a gross profit of $23,724. Our total operating expenses during the three months ended May 31, 2011 were $62,966. Our operating expenses during the quarter consisted of professional fees of $30,000, salaries and wages of $1,323, general and administrative expenses of $8,032, promotional and marketing expenses of $19,833, and commissions of $3,778. Our net loss for the three months ended May 31, 2011 was $39,242.

Our sales and operating expenses were substantially higher during the quarter ended May 31, 2012 compared to the same quarter last year because the quarter ended May 31, 2011 was our initial quarter of operations in the television business and our operations were substantially smaller at that time. Also, during the period ended May 31, 2012, our products were sold primarily under promotional pricing in order to generate growing consumer interest in our products as they were brought to market. Various discounts, points and price reductions granted to retailers to market our product resulted in a large reduction of our gross revenues in the as compared to the revenues which would have been generated by product sales under our listed regular prices. As a result, we experienced a gross loss for the three months ended May 31, 2012. As we move forward and continue to establish our brand, we expect that we will have to rely less on promotional pricing to generate sales of our products and, therefore, we anticipate that our gross profit margin, as well as our total sales, will increase; contingent, however, upon our obtaining sufficient working capital.

4

Liquidity and Capital Resources

As of May 31, 2012, we had current assets in the amount of $985,426, consisting of cash in the amount of $50,602, accounts receivable of $610,292, inventory for resale of $174,957, and prepaid expenses of $149,575. As of May 31, 2012, the bulk of our outstanding accounts receivable were amounts due from our two largest customers, Fry’s Electronics and Costco, together with amounts held in reserve by our factoring firm, PBCC.

Our current liabilities as of May 31, 2012 were $2,769,479, consisting of accounts payable and accrued liabilities of $1,905,195, accrued compensation owed to related parties of $286,813, a note payable of $174,271, and a line of credit in the amount of $403,200. Our working capital deficit as of May 31, 2012 was therefore $1,784,053. Our largest accounts payable as of May 31, 2012, were to our two primary Chinese suppliers, Anhui Technology Import & Export Co. and AHCOF International Development Co., Ltd.

On January 11, 2012, we entered into an accounts receivable financing arrangement with Pacific Business Capital Corporation (“PBCC”). The cost of the funding from PBCC is a discount of .813% of the gross amount of each receivable factored through PBCC, with an additional discount of .054% per day for accounts receivable that remain unpaid fifteen (15) days after they are purchased by PBCC. Under the agreement, PBCC will advance a portion of the invoice upon factoring (generally 70%), and reserve the remainder of the invoice amount. The reserve will be applied to amounts due from us to PBCC, with the remainder of the reserve funds to be rebated to us on an invoice-by-invoice basis. Our obligations to PBCC are secured by all of our assets, and are guaranteed by our officer, Edward Meadows, and by our former officer, Edward Wang. We are currently in the process of winding down our relationship with PBCC.

Our ability to obtain finished products and component parts is presently severely constrained by our limited access to sufficient working capital. At present, our existing Chinese suppliers have refused to provide us with additional credit, rendering us unable to obtain products to fill orders from our customers. We are presently negotiating with these suppliers to provide us with additional credit but there can be no assurance what we will be successful in obtaining that additional credit on acceptable terms, or at all. We are also seeking to establish a relationship with an additional manufacturer. We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing. If we are unable to obtain that additional credit or capital, however, we will be unable to fill our existing orders or to make any additional sales and implementation of our business plan will be adversely affected.

In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,600,000 in general operating expenses over the course of the current fiscal year.

Off Balance Sheet Arrangements

As of May 31, 2012, there were no off balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to include this item.

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Current Report on Form 8-K filed June 26, 2012, we have been added as a named Defendant in a lawsuit filed by Zhuhai Yuehua Electronic Co. (“Zhuhai”) in the Superior Court of California for the County of Los Angeles (the “Court”). The suit centers on a dispute regarding amounts alleged to be due to Zhuhai upon disposition of certain televisions. Although the suit has been pending against other defendants since November 22, 2011, we were added as a party on June 13, 2012 when Zhuhai filed a First Amended Complaint. We have not been formally served with the First Amended Complaint. Our current officer, Edward Meadows, and our former chief operating officer, Edward Wang, are also defendants, as is an entity controlled by Mr. Wang. We anticipate that we will be adverse to Mr. Wang and the entity he controls if the suit proceeds to trial. We do not anticipate being adverse to Mr. Meadows. At present the case is in the discovery phase.

On July 21, 2012, the Court entered a Temporary Restraining Order which, inter alia, barred certain defendants, including us, from disposing of the televisions which are the subject of the suit or from releasing any customer payments received upon distribution of those televisions. After a hearing held on July 6, 2012, the Court vacated the Temporary Restraining Order and denied the plaintiff’s request for a preliminary injunction.

6

Other than as disclosed above, we are not a party to any other pending legal proceeding. Other than as disclosed above, we are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to include this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Products, Inc.

Date:	July 23, 2012

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

8