Form 10-Q
period 2012-08-31
Southern Products, Inc.
filed 2012-10-22
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,222,224 as of October 18, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1s	Balance Sheet as of August 31, 2012 and February 28, 2012 (unaudited);
F-2	Statements of Operations for the three and six months ended August 31, 2012 and 2011 (unaudited);
F-3	Statements of Cash Flows for the six months ended August 31, 2012 and 2011;
F-4	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended August 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Southern Products, Inc.

Condensed Balance Sheets (unaudited)

	August 31, 2012	February 29, 2012
Current assets:
Cash	$3,367	$493,759
Accounts receivable	260,021	1,047,023
Inventory	—	494,076
Prepaid expenses	145,335	37,457
Total current assets	408,723	2,072,315

Fixed assets: net of accumulated depreciation of $157 and $71, respectively	1,043	1,129

Other assets:
Intellectual property	10,000	10,000
Total other assets	10,000	10,000

Total assets	$419,766	$2,083,444

Current liabilities
Accounts payable and accrued liabilities	$2,146,837	$3,334,383
Accrued compensation - related party	346,800	246,500
Customer deposits	—	3,510
Convertible note payable, net of discount	42,157	—
Note payable	174,271	—
Derivative liability	14,768,326	—
Total current liabilities	17,478,391	3,584,393

Total liabilities	17,478,391	3,584,393

Contingent liabilities	—	—

Stockholders' (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized;
No shares authorized and issued at
August 31, 2012 and February 29, 2012, respectively	—	—
Common stock; $0.001 par value; 90,000,000 shares authorized;
22,222,224 authorized and issued at
August 31, 2012 and February 29, 2012, respectively	22,223	22,223
Additional paid-in capital	488,489	—
Other comprehensive income (loss)	(14,768,326)	—
Accumulated (deficit)	(2,801,011)	(1,523,172)
Total stockholders' (deficit)	(17,058,625)	(1,500,949)

Total liabilities and stockholders' (deficit)	$419,766	$2,083,444

The accompanying notes are an integral part to these condensed financial statements

Southern Products, Inc.

Condensed Statements of Operations (unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2012	2011	2012	2011
Sales revenue	$31,093	$1,960,646	$807,385	$2,497,157
Cost of goods sold	183,606	1,897,111	1,029,428	2,425,861
Gross profit	(152,513)	63,535	(222,043)	71,296
Operating expenses
Commissions	15,385	3,800	15,385	7,578
Consulting services	—	—	43,929	—
General and administrative	63,392	80,930	194,174	95,594
Professional fees	(2,877)	13,465	260,125	38,465
Promotional and marketing	—	199,098	119,802	218,931
Rent expense	3,626	—	23,216	—
Salaries and wages	66,328	66,500	250,262	67,823
Total operating expenses	145,854	363,793	906,893	428,391
Net loss from operations	(298,367)	(300,258)	(1,128,936)	(357,095)
Other income (expense)
Finance costs	(56,390)	—	(96,295)	—
Interest expense, net	(41,664)	—	(45,053)	—
Gain (loss) on asset sale	—	—	(7,555)	—
Total other income (expense)	(98,054)	—	(148,903)	—
Net loss	$(396,421)	$(300,258)	$(1,277,839)	$(357,095)
Basic and fully diluted - loss per common share	$(0.02)	$(0.01)	$(0.06)	$(0.01)
Basic and fully diluted - common shares outstanding	22,222,224	22,222,224	22,222,224	35,111,112

The accompanying notes are an integral part to these condensed financial statements

Southern Products, Inc.

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended August 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,277,839)	$(357,094)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	86	—
Amortization of debt discount	27,157	—
Non-cash expenses	—	99,806
Decrease (increase) in assets:
Accounts receivable	787,002	(1,542,484)
Inventory	494,076	(235,960)
Prepaid expenses	(92,878)	(433,163)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(524,786)	2,197,188
Accrued compensation - related party	100,300	—
Customer deposit	(3,510)	—
Net cash (used) by operating activities	(490,392)	(271,707)
Cash flows from financing activities:
Proceeds from notes payable	—	310,000
Net cash provided by financing activities	—	310,000
Net increase (decrease) in cash	(490,392)	38,293
Cash, beginning of period	493,759	13,598
Cash, end of period	$3,367	$51,891
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$3,200	$—
Supplemental non-cash disclosures:
Accounts payable converted to short term note payable	$174,271	$—
Accounts payable converted to convertible promissory note	$488,489	$—

The accompanying notes are an integral part to these condensed financial statements

Southern Products, Inc.

Notes to Condensed Financial Statements

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

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At August 31, 2012 and February 29, 2012, the Company had no cash equivalents.

Concentration of Credit and Business Risk

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash. The Company maintains its cash in bank accounts which may at times, exceed federally-insured limits.

Of the Company’s revenue earned during the six-months ended August 31, 2012, approximately 89% was generated through vendor agreements with two customers, Fry’s Electronics and COSTCO, representing net sales of $718,573.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of August 31, 2012, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of August 31, 2012 and February 29, 2012, finished goods inventory was $0 and $494,076 respectively.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of August 31, 2012. Depreciation expense for the six-months ended August 31, 2012 and 2011 was $86 and $0, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of August 31, 2012 and February 29, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At August 31, 2012 and February 29, 2012 the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of August 31, 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the six-months ended August 31, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising and marketing expenses were $119,802 and $199,098 for the six-months ended August 31, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred. During the six- months ended August 31, 2012 and 2011, the Company did not incur any research and development costs.

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

For the six-months ended August 31, 2012 and 2011, the Company has not issued share-based compensation.

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

Year-end

The Company has adopted the last day of February, as its fiscal year end.

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (February 23, 2010) through August 31, 2012 the Company had accumulated losses of $2,801,011 and a working capital deficit of $17,069,668. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 4- Accounts receivable

On January 11, 2012, the Company entered into an Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation (“PBCC”), subsequently approved by the board of directors on February 27, 2012. Pursuant to the agreement, PBCC has the option to purchase various trade receivables presented by the Company at a minimum discount of 0.813% of the face value of each account purchased. PBCC has the option to reserve and withhold a minimum of 20% of the gross face amount of all accounts purchased. The reserve account may be held by PBCC and applied against charge-backs or any obligations of the Company to PBCC. In addition, in the event a purchased account remains unpaid more than 15 days from the date of purchase, an additional service discount of 0.54 % per day will be charged to the Company until paid-in full. The agreement with PBCC is secured by all of the Company’s assets, and has been personally guaranteed by the Company’s executive officers. During the six-months ended August 31, 2012, the Company has sold trade receivables with a face value of $929,303 at a discount of $7,555 to PBCC for proceeds of $767,398, net of reserves. On August 24, 2012, PBCC assigned 100% of their interest in the January 11, 2012 agreement with the Company to a third party. During the three and six months ended August 31, 2012, the Company had recorded financing costs of $56,390 and $96,295, respectively.

On November 18, 2011, the Company agreed to a payment holdback in the amount of $10,000 as a provision to its agreement with Costco. The holdback is to be utilized to cover any future costs attributable to potential returns and or allowances. Per the verbal agreement, Costco calculates the retained amount at their discretion at a rate equal to approximately 5% of each total order and can be held for a period up to six-months. Any amount remaining after the six-month period has expired is fully payable to the Company. As of August 31, 2012, the amounts held in reserve were $0.

Accounts receivable consist of the following:

	August 31,	February 29,
	2012	2012
Trade accounts receivable	$260,021	$789,188
Due to/from factoring	—	247,835
Customer hold-back	—	10,000
Less: Allowance for doubtful accounts	—	—
	$260,021	$1,047,023

As of August 31, 2012 and February 29, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	August 31,	February 29,
	2012	2012
Furniture and fixtures	$1,200	$1,200
Less: accumulated depreciation	157	71
	$1,043	$1,129

Depreciation for the six-months ended August 31, 2012 and 2011was $86 and $0, respectively.

NOTE 6 - Related party transactions

Employment/Consulting commitments

On June 1, 2011, the Company agreed to pay its two executive officers annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. On June 11, 2012, subsequent to the quarter end, we terminated our chief operating officer.

As of August 31, 2012, the Company has paid executive compensation of $79,700 and accrued $180,000. The balance owed at August 31, 2012 and February 29, 2012 totaled $346,800 and $246,500, respectively.

NOTE 7 – Short-term note and line of credit

Line of credit

On March 15, 2012, the Company signed an addendum to their factoring agreement dated January 11, 2012 with Pacific Business Capital Corporation (“PBCC”). The addendum provides for a short-term line of credit with a limit of $1,000,000 to be advanced based on specific purchase orders presented by the Company. Pursuant to the terms of the agreement, interest will be charged at a rate of 1.5% per month on the unpaid balance. Additionally, any amounts outstanding in excess of thirty-days will have an additional interest charge of 0.05% per day until paid in full. All advances are collateralized with the inventory of the Company. During the six-months ended August 31, 2012, the Company was advanced and repaid a total of $400,000. As of the balance sheet date the Company has recorded interest expense of $3,200 in connection with the advance.

Note payable

During the six-months ended August 31, 2012, the Company severed its relationship with a certain supplier in connection with the termination of their chief operating officer. As a result, the then outstanding accounts payable balance was converted to a short-term note. The note is non-interest bearing, unsecured and due on demand. As of August 31, 2012, the balance owed was $174,271.

Convertible note payable

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. On August 24, 2012, the Company agreed to amend the note to include an additional $15,000 in the principal balance, which represents an expense paid on behalf of the Company by the holder. The amended principal balance of the note is $503,489.

The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. The Company has not paid in accordance with the terms of the note, and is currently in default and accruing interest at the default rate of 18%. Interest charged to operations relating to this note amounted to $14,504 for the period ended August 31, 2012.

Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a variable conversion rate equal to the lower of $0.10 or 80% of the average of the lowest three trading prices of the Company’s common stock over the previous twenty day from the date of conversion. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $503,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount as of August 31, 2012 amounted to $27,157.

In addition, the debt instrument also contains an embedded derivative as a result of its variable conversion rate indexed to the market price of the Company’s common stock. The fair value of the derivative liability as measured on the commitment date totaled $17,291,046 and has been recorded as other comprehensive income. The derivative liability was subsequently re-measured at the balance sheet date and a decrease in the liability of $2,522,720 was recognized. As of August 31, 2012, the Company’s derivative liability was $14,768,326.

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

During the six-months ended August 31, 2012, the Company re-negotiated the amount of square footage necessary for its current operations resulting in and elimination of its warehouse and a significant portion of office space whereby reducing its monthly expense from $8,000 to $1,500. As of August 31, 2012, the Company has recorded rent expense of $23,216.

NOTE 9 - Fair value measurement

The Company’s financial instruments consist principally of notes payable, convertible debentures and a derivative liability. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value. The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations. The Company determines the fair value of its derivative liability based upon the trading prices of its common stock on the date of commitment and when applicable, on the last day of each reporting period. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative liability.

The Company adopted ASC Topic 820-10 at the beginning of 2010 to measure the fair value of certain of its financial assets required to be measured on a recurring basis. The adoption of ASC Topic 820-10 did not impact the Company’s financial condition or results of operations. ASC Topic 820-10 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  ASC Topic 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability. The three levels of the fair value hierarchy under ASC Topic 820-10 are described below:

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

The Company’s Level 2 liabilities consist of notes payable, convertible debentures and a derivative liability. The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations. The Company determines the fair value of its derivative liability based upon the trading prices of its common stock on the date of commitment and when applicable, at each reporting period balance sheet date. The Company uses the Black-Scholes Option Model in valuing the fair value of its derivative liability.

Level III – Valuations based on inputs that are supportable by little or no market activity and that are significant to the fair value of the asset or liability.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of August 31, 2012:

	Level I	Level II	Level III	Fair Value
August 31, 2012
Intellectual property	$—	$—	$10,000	$10,000
Notes payable	—	(216,428)	—	(216,428)
Derivative liability	—	(14,768,326)	—	(14,768,326)
	$—	$(14,984,754)	$10,000	$(14,974,754)

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

Recapitalization

Effective September 14, 2011, the Company issued a stock dividend equal to a 4-for-1 forward stock split. All share issuances have been retroactively restated.

As of August 31, 2012 and 2011, there were no warrants or options granted or outstanding.

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

Results of operations for the three and six months ended August 31, 2012 and 2011.

We generated gross revenues of $31,093 during the three months ended August 31, 2012. Our cost of goods sold was $183,606 resulting in a gross loss of $152,513. Our total operating expenses during the three months ended August 31, 2012 were $145,854. Our operating expenses during the quarter consisted of salaries and wages of $66,328, general and administrative expenses of $63,392, commissions of $15,385, rent expense of $3,626, and negative professional fees in the amount of $2,877, resulting from a reclassification to offset an accrued liability. In addition, we incurred finance costs of $56,390 and net interest expense of $41,664. Our net loss for the three months ended August 31, 2012 was $396,421.

By comparison, during the three months ended August 31, 2011, we generated gross revenues of $1,960,646. Our cost of goods sold was $1,897,111 resulting in a gross profit of $63,535. Our total operating expenses during the three months ended August 31, 2011 were $363,793. Our operating expenses during the quarter consisted of professional fees of $13,465, salaries and wages of $66,500, general and administrative expenses of $80,930, commissions of $3,800, and promotional and marketing expenses of $199,098. Our net loss for the three months ended August 31, 2011 was $300,258.

4

During the six months ended August 31, 2012, we generated gross revenues of $807,385. Our cost of goods sold was $1,029,438 resulting in a gross loss of $222,043. Our total operating expenses during the six months ended August 31, 2012 were $906,893. Our operating expenses during the period consisted of salaries and wages of $250,262, professional fees of $260,125, general and administrative expenses of $194,174, commissions of $15,385, rent expense of $23,216, promotional and marketing in the amount of $119,802, and consulting expenses of $43,929. In addition, we incurred finance costs of $96,295, net interest expense of $45,053, and a loss on sale of assets in the amount of $7,555. Our net loss for the six months ended August 31, 2012 was $1,277,839.

By comparison, during the six months ended August 31, 2011, we generated gross revenues of $2,497,157. Our cost of goods sold was $2,425,861 resulting in a gross profit of $71,296. Our total operating expenses during the six months ended August 31, 2011 were $428,391. Our operating expenses during the quarter consisted of professional fees of $38,465, salaries and wages of $67,823, general and administrative expenses of $95,594, commissions of $7,578, and promotional and marketing expenses of $218,931. Our net loss for the six months ended August 31, 2011 was $357,095.

Our sales and operating expenses were substantially lower during the three and six months ended August 31, 2012 compared to the same periods last year because our usual Chinese suppliers have refused to provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. As a result, our total sales and overall level of business activity have declined significantly. We are presently seeking to establish relationships with additional manufacturers. There can be no assurance that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all.

Liquidity and Capital Resources

As of August 31, 2012, we had current assets in the amount of $408,723, consisting of cash in the amount of $3,367, accounts receivable of $260,021, and prepaid expenses of $145,335. Our current liabilities as of August 31, 2012 were $17,478,391, consisting of accounts payable and accrued liabilities of $2,146,837, accrued compensation owed to related parties of $346,800, a convertible note payable of $42,157, net of discount, a note payable of $174,271, and a derivative liability in the amount of $14,768,326. The derivative liability is related to a promissory note that is convertible to common stock at a discount to our market share price. Our working capital deficit as of August 31, 2012 was therefore $17,069,668.

Our ability to obtain finished products and component parts is presently severely constrained by our limited access to sufficient working capital. At present, our usual Chinese suppliers have refused to provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. We are presently seeking to establish relationships with additional manufacturers. There can be no assurance that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all.

We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. If we are unable to obtain that additional credit or capital, however, we will be unable to make any additional sales and implementation of our business plan will be adversely affected.

In addition to the cost of producing and delivering product for sale, we anticipate incurring approximately $1,600,000 in general operating expenses over the course of the current fiscal year.

5

Off Balance Sheet Arrangements

As of August 31, 2012, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2012. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

6

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Current Report on Form 8-K filed June 26, 2012, we have been named as a Defendant in a lawsuit filed by Zhuhai Yuehua Electronic Co. (“Zhuhai”) in the Superior Court of California for the County of Los Angeles (the “Court”) at case no. BC 473921. The suit centers on a dispute regarding amounts alleged to be due to Zhuhai upon disposition of certain televisions. Although the suit has been pending against other defendants since November 22, 2011, we were added as a party on June 13, 2012 when Zhuhai filed a First Amended Complaint. Our current officer, Edward Meadows, and our former chief operating officer, Edward Wang, are also defendants, as is an entity controlled by Mr. Wang. We anticipate that we will be adverse to Mr. Wang and the entity he controls if the suit proceeds to trial. We do not anticipate being adverse to Mr. Meadows. At present the case is in the discovery phase.

On August 23, 2012, the same plaintiff, Zhuhai, amended its complaint in a related case, BC 476331, to include us, Mr. Wang and an entity allegedly controlled by Mr. Wang as named defendants. As with case no. BC 473921, we anticipate that we will be adverse to Mr. Wang and any entities he controls if the suit proceeds to trial. At present the case is in the discovery phase.

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

Southern Products, Inc.

Date:	October 22, 2012

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

8