Form 10-Q
period 2012-11-30
Southern Products, Inc.
filed 2013-01-22
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Southern Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

115 East Wilson Street, Unit B, Costa Mesa, CA 92627
(Address of principal executive offices)

866-236-8701 ext. 3
(Registrant’s telephone number)
13668-B Valley Blvd., City of Industry, CA 91746
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,111,112 as of January 11, 2013.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Condensed Balance Sheet as of November 30, 2012 and February 29, 2012 (Unaudited);
F-2	Condensed Statements of Operations for the three and nine months ended November 30, 2012 and 2011 (Unaudited);
F-3	Condensed Statements of Cash Flows for the nine months ended November 30, 2012 and 2011 (Unaudited);
F-4	Notes to Condensed Financial Statements (Unaudited);

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

Southern Products, Inc.

Condensed Balance Sheets

(Unaudited)

	November 30,	February 29,
	2012	2012
Assets
Current assets:
Cash	$66	$493,759
Accounts receivable	11,013	1,047,023
Inventory	—	494,076
Prepaid expenses	—	37,457
Total current assets	11,079	2,072,315

Fixed assets, net of accumulated depreciation of $200 and $71, respectively	1,000	1,129

Intellectual property	10,000	10,000

Total assets	$22,079	$2,083,444

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$2,170,502	$3,334,383
Accrued compensation – related party	257,362	246,500
Customer deposits	—	3,510
Convertible note payable, net of discount of $451,489 and $0, respectively	—	—
Total current liabilities	2,427,864	3,584,393

Stockholders’ (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares Authorized; no shares issued and outstanding at November 30, 2012 and February 29, 2012, respectively	—	—
Common stock; $0.001 par value; 440,000,000 shares Authorized; 111,111,112 shares authorized and issued at November 30, 2012 and February 29, 2012, respectively	111,112	111,112
Additional paid-in capital	601,858	—
Accumulated (deficit)	(3,118,755)	(1,612,061)
Total stockholders’ (deficit)	(2,405,785)	(1,500,949)

Total liabilities and stockholders’ (deficit)	$22,079	$2,083,444

The accompanying notes are an integral part to these condensed financial statements.

Southern Products, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
	2012	2011	2012	2011

Sales revenue	$10,574	$1,341,041	$817,959	$3,638,921
Cost of goods sold	3,712	1,558,584	1,033,140	3,984,445

Gross profit	6,862	(217,543)	(215,181)	(345,524)

Operating expenses
Commissions	2,000	14,175	17,385	21,753
Consulting fees	—	—	43,929	—
General and administrative	27,058	173,298	221,232	288,468
Professional fees	23,259	25,736	283,384	44,468
Promotional and marketing	—	9,000	119,802	28,833
Rent	6,500	—	29,716	—
Salaries and wages	61,057	73,533	311,319	141,355
Total operating expenses	119,874	295,742	1,026,767	525,034

Net (loss) from operations	(113,012)	(513,285)	(1,241,948)	(870,558)

Other income (expense)
Finance costs	—	—	(96,295)	—
Interest expense	(24,246)	—	(69,299)	—
(Loss) on debt settlement	(180,486)	—	(180,486)	—
(Loss) on asset sale	—	—	(7,555)	—
Total other income (expense)	(204,732)	—	(353,635)	—

Net (loss)	$(317,744)	$(513,285)	$(1,595,583)	$(870,558)

Basic and fully diluted (loss) per common share outstanding	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and fully diluted - weighted average shares outstanding	111,111,120	111,111,120	111,111,120	111,111,120

The accompanying notes are an integral part to these condensed financial statements.

Southern Products, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(1,595,583)	$(870,559)
Adjustments to reconcile net (loss) to net cash used by operating activities:
Depreciation	129	—
Amortization of debt discount	27,157	—
Gain (loss) on settlement of debt	180,486	105,432
Decrease (increase) in assets:
Accounts receivable	855,524	(771,691)
Inventory	494,076	(607,104)
Prepaid and other assets	37,457	(433,163)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(463,291)	2,795,862
Accrued compensation – related party	10,862	—
Customer deposits	(3,510)	—
Net cash (used) by operating activities	(456,693)	(218,778)

Cash flows from financing activities:
Proceeds notes payable	—	360,000
Proceeds from convertible note payable	23,000	—
Payments on convertible note payable	(60,000)	—
Net cash (used) by financing activities	(37,000)	360,000

Net increase (decrease) in cash	(493,693)	578,778
Cash - beginning	493,759	13,598
Cash - ending	66	592,375

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental non-cash disclosures
Accounts payable converted to short-term note payable	$174,271	$—
Accounts payable converted to convertible note payable	$488,489

The accompanying notes are an integral part to these condensed financial statements.

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

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At November 30, 2012 and February 29, 2012, the Company had no cash equivalents.

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

Of the Company’s revenue earned during the nine-months ended November 30, 2012, approximately 89% was generated through vendor agreements with two customers, Fry’s Electronics and COSTCO, representing net sales of $718,573.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of November 30, 2012, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of November 30, 2012 and February 29, 2012, finished goods inventory was $0 and $494,076 respectively.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of November 30, 2012. Depreciation expense for the nine-months ended November 30, 2012 and 2011 was $129 and $0, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of November 30, 2012 and February 29, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At November 30, 2012 Company had 4,902,418 potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of November 30, 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the nine-months ended November 30, 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising and marketing expenses were $119,802 and $28,833 for the nine-months ended November 30, 2012 and 2011, respectively.

Research and development

Research and development costs are expensed as incurred. During the nine- months ended November 30, 2012 and 2011, the Company did not incur any research and development costs.

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

For the nine-months ended November 30, 2012 and 2011, the Company has not issued share-based compensation.

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

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (February 23, 2010) through November 30, 2012 the Company had accumulated losses of $3,118,755 and a working capital deficit of $2,416,785. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 4- Accounts receivable

On January 11, 2012, the Company entered into an Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation (“PBCC”), subsequently approved by the board of directors on February 27, 2012. Pursuant to the agreement, PBCC has the option to purchase various trade receivables presented by the Company at a minimum discount of 0.813% of the face value of each account purchased. PBCC has the option to reserve and withhold a minimum of 20% of the gross face amount of all accounts purchased. The reserve account may be held by PBCC and applied against charge-backs or any obligations of the Company to PBCC. In addition, in the event a purchased account remains unpaid more than 15 days from the date of purchase, an additional service discount of 0.54 % per day will be charged to the Company until paid-in full. The agreement with PBCC is secured by all of the Company’s assets, and has been personally guaranteed by the Company’s executive officers. During the nine-months ended November 30, 2012, the Company has sold trade receivables with a face value of $929,303 at a discount of $7,555 to PBCC for proceeds of $767,398, net of reserves. On August 24, 2012, PBCC assigned 100% of their interest in the January 11, 2012 agreement with the Company to a third party, CC Fund, LLC. During the three and nine months ended November 30, 2012, the Company had recorded financing costs of $0 and $96,295, respectively.

On November 18, 2011, the Company agreed to a payment holdback in the amount of $10,000 as a provision to its agreement with Costco. The holdback is to be utilized to cover any future costs attributable to potential returns and or allowances. Per the verbal agreement, Costco calculates the retained amount at their discretion at a rate equal to approximately 5% of each total order and can be held for a period up to nine-months. Any amount remaining after the nine-month period has expired is fully payable to the Company. As of November 30, 2012, the amounts held in reserve were $0.

On November 19, 2012, the Company entered into a Waiver and Release Agreement with Fry’s Electronics (“Fry’s”) whereby, the Company agreed to settle approximately $255,486 in accounts receivable owed by Fry’s for a total of $75,000 comprised of cash in the amount of $60,000 and the return of $15,000 of inventory held by Fry’s at the time of agreement. As of November 30, 2012, Fry’s had paid the $60,000 directly to CC Fund, LLC, the Company’s secured creditor, on behalf of the Company and subsequently, returned $15,000 in inventory to the Company. As of November 30, 2012, the Company had recorded a settlement expense in the amount of $180,486 in connection with the agreement.

Accounts receivable consist of the following:

	November 30,	February 29,
	2012	2012
Trade accounts receivable	$11,013	$789,188
Due to/from factoring	—	247,835
Customer hold-back	—	10,000
Less: Allowance for doubtful accounts	—	—
	$11,013	$1,047,023

As of November 30, 2012 and February 29, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	November 30,	February 29,
	2012	2012
Furniture and fixtures	$1,200	$1,200
Less: accumulated depreciation	200	71
	$1,000	$1,129

Depreciation for the nine-months ended November 30, 2012 and 2011 was $129 and $0, respectively.

NOTE 6 - Related party transactions

Employment/Consulting commitments

On June 1, 2011, the Company agreed to pay its two executive officers annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. On June 11, 2012, subsequent to the quarter end, we terminated our chief operating officer. As of November 30, 2012, the Company settled all amounts owing to its former executive in the amount of $212,101 which includes previously accrued compensation.

As of November 30, 2012, the Company has paid executive compensation of $79,700 and accrued $300,000. The balance owed at November 30, 2012 and February 29, 2012 totaled $257,362 and $246,500, respectively.

NOTE 7 – Short-term note and line of credit

Line of credit

On March 15, 2012, the Company signed an addendum to their factoring agreement dated January 11, 2012 with Pacific Business Capital Corporation (“PBCC”). The addendum provides for a short-term line of credit with a limit of $1,000,000 to be advanced based on specific purchase orders presented by the Company. Pursuant to the terms of the agreement, interest will be charged at a rate of 1.5% per month on the unpaid balance. Additionally, any amounts outstanding in excess of thirty-days will have an additional interest charge of 0.05% per day until paid in full. All advances are collateralized with the inventory of the Company. During the nine-months ended November 30, 2012, the Company was advanced and repaid a total of $400,000. As of the balance sheet date the Company has recorded interest expense of $3,200 in connection with the advance.

Note payable

During the nine-months ended November 30, 2012, the Company severed its relationship with a certain supplier in connection with the termination of their chief operating officer. As a result, the then outstanding accounts payable balance was converted to a short-term note. The note is non-interest bearing, unsecured and due on demand. As of November 30, 2012, the Company settled the entire balance and record additional paid-in capital of $174,271 (see related party disclosure above).

Convertible note payable

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a creditor representing the past due invoices of the creditor for professional fees. On August 24, 2012, the Company agreed to amend the note to include an additional $15,000 in the principal balance, which represents an expense paid on behalf of the Company by the holder. On November 30, 2012, the Company together with the holder further amended the note to include additional advances of $8,000, a payment of $60,000 and change to the conversion terms. The amended principal balance of the note is $451,489.

The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. The Company has not paid in accordance with the terms of the note, and is currently in default and accruing interest at the default rate of 18%. Interest charged to operations relating to this note amounted to $38,753 for the period ended November 30, 2012.

Pursuant to the amended terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a fixed conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the amended note, $451,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount as of November 30, 2012 amounted to $27,157.

In addition, as a result of the November 30, 2012 amendment, the debt instrument no longer contains an embedded derivative which had previously resulted from the variable conversion rate indexed to the market price of the Company’s own common stock. As of November 30, 2012, the Company’s derivative liability was $0.

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

During the nine-months ended November 30, 2012, the Company re-negotiated the amount of square footage necessary for its current operations resulting in and elimination of its warehouse and a significant portion of office space whereby reducing its monthly expense from $8,000 to $1,500. As of November 30, 2012, the Company has recorded rent expense of $29,216.

Proposed Settlement of accounts payable

Subsequent to the period ended November 30, 2012, the Company has been negotiating a settlement in re-payment terms with two of its vendors. Pursuant to the proposed settlement agreements, the vendor will agree to forgive some of the outstanding balance in exchange for re-payment terms involving periodic payments based on a percentage of money received during equity raises and generated from sales revenues.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of November 30, 2012:

	Level I	Level II	Level III	Fair Value
November 30, 2012
Intellectual property	$—	$—	$10,000	$10,000
Convertible note	—	—	—	—
	$—	$—	$10,000	$10,000

NOTE 10 – Shareholders’ equity

The Company is authorized to issue up to 440,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

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

Recapitalization

Effective December 14, 2012, the Company issued a stock dividend equal to a 5-for-1 forward stock split. All share issuances have been retroactively restated.

As of November 30, 2012 and 2011, there were no warrants or options granted or outstanding.

NOTE 11 - Subsequent events

Subsequent to the period ended November 30, 2012, the Company received advances from CC Fund totalling approximately $25,000.

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

Results of operations for the three and nine months ended November 30, 2012 and 2011.

We generated gross revenues of $10,574 during the three months ended November 30, 2012. Our cost of goods sold was $3,712 resulting in a gross profit of $6,862. Our total operating expenses during the three months ended November 30, 2012 were $119,874. Our operating expenses during the quarter consisted of salaries and wages of $61,057, general and administrative expenses of $27,058, commissions of $2,000, rent expense of $6,500, and professional fees in the amount of $23,259. In addition, we incurred settlement expenses of $180,486 and net interest expense of $24,246. Our net loss for the three months ended November 30, 2012 was $317,744.

By comparison, during the three months ended November 30, 2011, we generated gross revenues of $1,341,041. Our cost of goods sold was $1,558,584 resulting in a gross loss of $217,543. Our total operating expenses during the three months ended November 30, 2011 were $295,742. Our operating expenses during the quarter consisted of professional fees of $25,736, salaries and wages of $73,533, general and administrative expenses of $173,298, commissions of $14,175, and promotional and marketing expenses of $9,000. Our net loss for the three months ended November 30, 2011 was $513,285.

During the nine months ended November 30, 2012, we generated gross revenues of $817,959. Our cost of goods sold was $1,033,140 resulting in a gross loss of $215,181. Our total operating expenses during the nine months ended November 30, 2012 were $1,026,767. Our operating expenses during the period consisted of salaries and wages of $311,319, professional fees of $283,384, general and administrative expenses of $221,232, commissions of $17,385, rent expense of $29,716, promotional and marketing in the amount of $119,802, and consulting expenses of $43,929. In addition, we incurred finance costs of $96,295, interest expense of $69,299, debt settlement expenses of $180,486, and a loss on sale of assets in the amount of $7,555. Our net loss for the nine months ended November 30, 2012 was $1,595,583.

By comparison, during the nine months ended November 30, 2011, we generated gross revenues of $3,638,921. Our cost of goods sold was $3,984,445 resulting in a gross loss of $345,524. Our total operating expenses during the nine months ended November 30, 2011 were $525,034. Our operating expenses during the quarter consisted of professional fees of $44,468, salaries and wages of $141,335, general and administrative expenses of $288,468, commissions of $21,753, and promotional and marketing expenses of $28,833. Our net loss for the nine months ended November 30, 2011 was $870,558.

4

Our sales and operating expenses were substantially lower during the three and nine months ended November 30, 2012 compared to the same periods last year because during this period our usual Chinese suppliers refused to provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. As a result, our total sales and overall level of business activity declined significantly. We are presently negotiating new supplier relationships on better terms with additional manufacturers which we anticipate will be complete in the forth quarter. There can be no assurance, however, that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all.

Liquidity and Capital Resources

As of November 30, 2012, we had current assets in the amount of $11,079, consisting of cash in the amount of $66, and accounts receivable of $11,013. Our current liabilities as of November 30, 2012 were $2,427,864 consisting of accounts payable and accrued liabilities of $2,170,502, accrued compensation owed to related parties of $257,362, a convertible note payable of $451,489 fully discounted at the balance sheet date. Our working capital deficit as of November 30, 2012 was therefore $2,416,785.

Our ability to obtain finished products and component parts is presently severely constrained by our limited access to sufficient working capital. At present, our previous Chinese suppliers will no longer provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. We are presently seeking to establish better relationships with new suppliers. There can be no assurance that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all with these new suppliers.

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

Off Balance Sheet Arrangements

As of November 30, 2012, there were no off balance sheet arrangements.

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

5

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2012. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed in our Current Report on Form 8-K filed June 26, 2012, we have been named as a Defendant in a lawsuit filed by Zhuhai Yuehua Electronic Co. (“Zhuhai”) in the Superior Court of California for the County of Los Angeles (the “Court”) at case no. BC 473921. The suit centers on a dispute regarding amounts alleged to be due to Zhuhai upon disposition of certain televisions. Although the suit has been pending against other defendants since November 22, 2011, we were added as a party on June 13, 2012 when Zhuhai filed a First Amended Complaint. Our current officer, Edward Meadows, and our former chief operating officer, Edward Wang, are also defendants, as is an entity controlled by Mr. Wang. On August 23, 2012, the same plaintiff, Zhuhai, amended its complaint in a related case, BC 476331, to include us, Mr. Wang and an entity allegedly controlled by Mr. Wang as named defendants. On November 28, 2012, Zuhai filed a dismissal of case no. BC 473921 as against us without prejudice. The litigation is ongoing, however, under case no. BC 476331. We anticipate that we will be adverse to Mr. Wang and the entity he controls if the suit proceeds to trial. We do not anticipate being adverse to Mr. Meadows. At present, the case is in the discovery phase and the parties are in general negotiations for settlement.

On August 23, 2012, the same plaintiff, Zhuhai, amended its complaint in a related case, BC 476331, to include us, Mr. Wang and an entity allegedly controlled by Mr. Wang as named defendants. As with case no. BC 473921, we anticipate that we will be adverse to Mr. Wang and any entities he controls if the suit proceeds to trial. At present, this case is also in the discovery phase and settlement discussions are ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Products, Inc.

Date:	January 22, 2013

/s/ Edward Meadows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

8