Form 10-K
period 2013-02-28
Southern Products, Inc.
filed 2013-07-11
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165692

Southern Products, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
115 East Wilson St., Unit B Costa Mesa, CA	92627
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (626) 213-3266

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $29,500,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 111,111,120 as of July 8, 2013.

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

Principal Place of Business

Our principal offices are located at 115 East Wilson Street, Unit B, Costa Mesa, CA 92627.

Description of Business

We are a consumer electronics company, incorporated in the state of Nevada and doing business under the brand name Sigmac. Our business consists of the design, assembly, import, marketing and sale of our models of Sigmac branded flat panel televisions into the US market.

We believe that if we can obtain necessary financing, we have the opportunity to make Sigmac a significant brand in the consumer electronics industry. Using strategic business partnerships with companies in China and the United States, we intend to develop brand recognition for Sigmac products in the consumer electronics markets. Our ultimate goal is to become the recognized China-U.S. brand in a manner similar to that of Sony and Samsung for Japan and Korea, respectively. We are developing a U.S. based sales, marketing, and service operation which will work in concert with the high quality manufacturing conducted by our suppliers in China and Korea. In addition to allowing us to develop immediate sales and brand growth in the U.S., we anticipate that our relationship with Chinese suppliers and manufacturers will ultimately provide us an opportunity to gain future brand recognition and market share in the rapidly expanding Chinese consumer electronics market.

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

We believe that we have a unique opportunity, given the necessary financing, to establish Sigmac branded televisions and other products, initially in the Third Tier and, subsequently, as a leading presence within the Second Tier as a result of the following developments in the flat panel television market:

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

We believe that a major change is currently taking place in consumer electronics. Innovatively designed products will seek to offer a fuller home entertainment experience beyond simply television, and will be designed to work with multiple connected devices to provide connected family entertainment. Televisions and related devices will increasingly have multiple uses and offer multiple types of connectivity to enhance family enjoyment. Given new financing, we intend to develop and distribute devices which are connected to the internet, audio systems, video and audio conferencing, and social and business networking. In the event we are unable to obtain new equity financing in the very near future, we will most likely need to consider alternatives to our current business plan, such as taking the business private, changing our current business plan to save costs or obtain financing, arranging for new types of partnerships in the business to launch our products, ceasing operations altogether, or other modifications to our current plan. Investors should be aware that our current state of financing is such that our auditor has warned that there is “substantial doubt about our ability to continue as a going concern.” See section below on “Going Concern.” As a result, we have been reviewing and considering other product lines and business opportunities to determine the Company’s best opportunity for growth.

Our Products

For at least the next fiscal year, we expect to offer mostly Tier 3 pricing for our Sigmac branded televisions and for any other related products we may develop and bring to market. Through the fiscal year ended February 28, 2013, we imported and sold multiple models of flat panel televisions into the market, ranging in size from 15” to 55”. We believe that the features, quality and price of our televisions compare favorably with those offered by our competitors.

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

Suppliers and Inventory

During the fiscal year ended February 28, 2013, substantially all of our product was imported as fully finished from our factory suppliers in China.

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

Our ability to obtain product and component parts is presently severely constrained by our limited access to sufficient equity or other debt capital. At present, our Chinese suppliers have refused to provide us with additional credit, rendering us unable to order products to fill orders from our customers. We are presently negotiating with our suppliers to provide us with additional credit but there can be no assurance what we will be successful in obtaining that additional credit on acceptable terms, or at all. We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing. If we are unable to obtain that additional credit or capital, however, we will be unable to fill our existing orders or to make any additional sales.

In the past, we were dependent on two suppliers for all of our products and product components. Anhui Technology Import & Export Co. and AHCOF International Development Co., Ltd., both of Anhui province in China, supplied 100% of our products and product components during the fiscal year ended February 28, 2013. Recently, we have worked an agreement for the settlement of past due debt with Anhui Technology, but at the current time, neither of these suppliers will provide us with any further products, and thus we are not shipping or selling any product to customers at this time. Consequently, we have been reviewing and developing other relationships and opportunities, and hope, with funding, to make the necessary adjustments to our business plan to allow for a renewed growth of the Company.

Item 2. Properties

During the fiscal year ended February 28, 2013, in order to reduce costs and streamline our operations until such time as we have sufficient working capital to be able to routinely perform final assembly of our products in the United States, we re-negotiated the amount of square footage necessary for our current operations resulting in an elimination of our warehouse and a significant portion of office space, thereby reducing our monthly expense from $7,000 to $1,500. The terms of this month to month lease otherwise remain the same.

Item 3. Legal Proceedings

As previously disclosed in prior reports, we have been in litigation with two of our suppliers, Anhui Technology Import and Export Co. (“Anhui”), and Zhuhai Yuehua Electronics Co., Ltd. (“Zhuhai”).

On April 15, 2013, we reached a settlement of all claims and disputes with Anhui. The terms of the settlement are embodied in a Settlement Term Sheet. Under the Settlement Term Sheet, our wholly owned subsidiary SigmacUSA, Inc. (“Sigmac”) has agreed to pay Anhui a percentage of all funds raise from privately-placed equity investments as follows:

a)	9.8% of the first $3 million

b)	13.1% of the next $3 million

c)	19.7% of the next $4 million

In addition, Sigmac has agreed to pay Anhui 0.98% of its ongoing net collections on sales, to be paid on a monthly basis. Our payment obligations under the Settlement Term Sheet will continue until we have paid Anhui the total sum of $1,679,400. If a minimum of $1 million in new equity is not raised within 120 days from the date of the Settlement Term Sheet, however, the agreement will be null and avoid.

On May 20, 2013, we reached a settlement of all claims and disputes with Zhuhai. The terms of the settlement are embodied in a Settlement Agreement. Under the Settlement Agreement, Sigmac has again agreed to pay Zhuhai a percentage of all funds raised from privately-placed equity investments as follows:

a)	2.4% of the first $3 million

b)	3.3% of the next $3 million

c)	4.9% of the next $4 million

In addition, Sigmac has agreed to pay Zhuhai 0.25% of its ongoing net collections on sales, to be paid on a monthly basis. The payment obligations under the Settlement Agreement will continue until Sigmac has paid Zhuhai a total sum of $425,000. If the sum of $425,000 is not paid to Zhuhai within 1 year from the date of the Settlement Agreement, the agreement will be deemed to be in default. The Settlement Agreement also provides for the dismissal of certain pending litigation and a mutual release and covenant not to sue. The parties to the litigation have already filed a request for dismissal with prejudice of the claims involving Southern Products, Sigmac and Ed Meadows, personally.

Other than as disclosed above, we are not a party to any other pending legal proceeding. Other than as disclosed above, we are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Cane Clark Agency, LLP, 3273 East Warm Springs Rd., Las Vegas, NV 89120.

Item 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Year Ending February 28, 2013
Quarter Ended	High $	Low $
February 28, 2013	$0.490	$0.200
November 30, 2012	$0.550	$0.470
August 31, 2012	$0.750	$0.470
May 31, 2012	$0.670	$0.220

Fiscal Year Ended February 29, 2012
Quarter Ended	High $	Low $
February 29, 2012	$0.5625	$0.5625
November 30, 2011	$0.5625	$0.5625
August 31, 2011	n/a	n/a
May 31, 2011	n/a	n/a

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

Holders of Our Common Stock

As of July 8, 2013, we had twenty-four (24) holders of record of our common stock.

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

None.

Item 6. Selected Financial Data

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended February 28, 2013 and February 29, 2012.

We generated gross revenues of $826,939 during the fiscal year ended February 28, 2013. Our cost of goods sold was $1,034,200, resulting in a gross loss of $207,261. Our cost of goods exceeded our revenue due to a write down of our inventory in the amount of $136,681 and contractual sales discounts. Our total operating expenses during the fiscal year ended February 28, 2013 were $1,428,488. Our net loss from operations was therefore $1,635,749. We incurred net other expenses of $671,319 during the fiscal year ended February 28, 2013. Our net loss for the fiscal year ended February 28, 2013 was therefore $2,307,068. Our expenses during the fiscal year consisted of general and administrative expenses of $212,478, salaries and wages of $448,991, professional fees of $530,438, sales commissions of $17,385, rent expense of $35,721, promotional and marketing of $115,736, and consulting fees of $57,739. Additionally, we also recognized an impairment expense in the amount of $10,000 related to our HDMI license.

By comparison, during the fiscal year ended February 29, 2012, we generated revenues of $7,141,976 and our cost of goods sold was $7,037,070, resulting in a gross profit of $104,906.

Approximately 89% of our revenue earned during the year ended February 28, 2013 was generated from two customers, Fry’s Electronics and Costco, representing net sales of $558,489 and $176,451, respectively. During the fiscal year ended February 28, 2013, our products were sold primarily under promotional pricing in order to generate growing consumer interest in our products as they were brought to market. Various discounts, points and price reductions granted to retailers to market our product resulted in a reduction of our gross profit. As a result, we experienced a gross loss for the twelve months ended February 28, 2013 of $207,261. As we move forward and continue to establish our brand, we expect that we will have to rely less on promotional pricing to generate sales of our products and, therefore, we anticipate that our gross profit margin, as well as our total sales, will increase.

Our sales and operating expenses were substantially lower during the year ended February 28, 2013 compared to the same periods last year because our usual Chinese suppliers have refused to provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. As a result, our total sales and overall level of business activity have declined significantly. We are presently seeking to establish relationships with additional manufacturers. There can be no assurance that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all.

Liquidity and Capital Resources

As of February 28, 2013, we had current assets in the amount of $26,481, consisting of cash in the amount of $2,361, accounts receivable of $9,120 and inventory of $15,000.

Our current liabilities as of February 28, 2013 were $3,134,865, consisting of accounts payable and accrued liabilities of $2,978,332, accrued interest of $58,196 and a convertible note payable of $98,337 net of discount in the amount of $385,122. Our working capital deficit as of February 28, 2013 was therefore $3,108,384. Our largest accounts payable as of February 28, 2013, were to our two primary Chinese suppliers, Anhui Technology Import & Export Co. in the amount of $1,690,831 and to AHCOF International Development Co., Ltd., in the amount of $500,000.

Our ability to obtain product and component parts are presently severely constrained by our limited access to sufficient equity or other debt capital. During the fiscal year ended February 28, 2013, we purchased our products on credit supplied by our Chinese suppliers, primarily Anhui Technology Import & Export Co. and AHCOF International Development Co., Ltd. Subsequent to the end of the reporting period, these suppliers ceased providing us with additional credit, thereby rendering us unable to obtain product and to fill our orders from our customers. We are presently negotiating with new suppliers to provide us with additional credit but there can be no assurance what we will be successful in obtaining that additional credit on acceptable terms, or at all. We are also seeking equity and debt capital from other sources. With additional capital, we would be able to purchase additional product necessary for our current and expected distribution opportunities as well as negotiate more favorable supplier terms. In addition, if we are able to increase our equity base, we expect that we will be able to obtain better terms on our current accounts receivable and inventory financing. If we are unable to obtain that additional credit or capital, however, we will be unable to fill our existing orders or to make any additional sales and in all likelihood we will need to change our business plan or cease our business operations altogether. Our board is currently considering alternative business plans in the event adequate funding or a credit facility is not obtained.

In addition to the cost of producing and delivering product for sale, if we continue with our current business plan, we anticipate incurring approximately $1,600,000 in general operating expenses over the course of the next year to support our growth.

Subsequent to our fiscal year end, on April 9, 2013, we received financing from Asher Enterprises, Inc. (“Asher”) under a Securities Purchase Agreement (the “SPA”) and a Convertible Promissory Note (the “Note”) in the amount of $42,500. The Note bears interest at an annual rate of 8%, with principal and interest coming due on January 15, 2014. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Note. The conversion price under the Note is 55% of the Market Price of our common stock on the conversion date. For purposes of the Note, “Market Price” is defined as the average of the 3 lowest closing prices for our common stock on the 10 trading days immediately preceding the conversion dates. The number of shares issuable upon conversion is limited so that the Holder’s total beneficial ownership of our common stock may not exceed 4.99% of the total issued and outstanding shares. This condition may be waived at the option of the holder upon not less than 61 days notice.

Upon conversion of the Note in whole or in part, we will be obligated to deliver the conversion stock to the holder within 3 business days of our receipt of notice of conversion. Failure to timely deliver conversion stock will cause us to incur daily penalties. The conversion price will be subject to adjustment in the event of certain dilutive issuances of securities, distributions of stock or assets to shareholders, mergers, consolidations, and certain other events. Pre-payment of the Note will result in certain penalties depending on the time of pre-payment, and will not be allowed after 180 days. Our CEO, Ed Meadows, provided a limited guarantee to obtain this loan.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of February 28, 2013 and February 29, 2012
F-3	Statements of Operation for the years ended February 28, 2013 and February 29, 2012
F-4	Statement of Stockholders’ (Deficit) as of February 28, 2013
F-5	Statements of Cash Flows for the years ended February 28, 2013 and February 29, 2012
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Southern Products, Inc.

Costa Mesa, California

We have audited the accompanying balance sheets of Southern Products, Inc. (the “Company”) as of February 28, 2013 and February 29, 2012, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Products, Inc. as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 9, 2013

Southern Products, Inc.

Balance Sheets

	February 28, 2013	February 29, 2012
ASSETS
Current assets:
Cash	$2,361	$493,759
Accounts receivable	9,120	1,047,023
Inventory	15,000	494,076
Prepaid expenses	—	37,457
Total current assets	26,481	2,072,315
Fixed assets: net of accumulated depreciation of $243 and $71, respectively	957	1,129
Other assets:
Intellectual property	—	10,000
Total other assets	—	10,000
Total assets	$27,438	$2,083,444
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$2,978,332	$3,334,383
Accrued interest	58,196	—
Accrued compensation - related party	—	246,500
Customer deposits	—	3,510
Convertible note payable, net of discount of $385,122 and $0	98,337	—
Total current liabilities	3,134,865	3,584,393
Total liabilities	3,134,865	3,584,393
Contingent liabilities	—	—
Stockholders' (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; No shares authorized and issued at No shares authorized and issued at February 28, 2013 and February 28, 2012, respectively	—	—
Common stock; $0.001 par value; 450,000,000 shares authorized; 111,111,112 authorized and issued at February 28, 2013 and February 28, 2012, respectively	111,112	22,223
Additional paid-in capital	700,590	—
Accumulated (deficit)	(3,919,129)	(1,523,172)
Total stockholders' (deficit)	(3,107,427)	(1,500,949)
Total liabilities and stockholders' (deficit)	$27,438	$2,083,444

See accompanying notes to financial statements.

Southern Products, Inc.

Statements of Operations

	For the Years Ended
	February 28,	February 29,
	2013	2012

Sales revenue	$826,939	$7,141,976
Cost of goods sold	1,034,200	7,037,070

Gross profit (loss)	(207,261)	104,906

Operating expenses
Commissions	17,385	89,173
Consulting services	57,739	1,000
General and administrative	212,478	223,697
Professional fees	530,438	386,996
Promotional and marketing	115,736	248,052
Rent expense	35,721	74,202
Salaries and wages	448,991	497,308
Impairment expense	10,000	—
Total operating expenses	1,428,488	1,520,428

Net loss from operations	(1,635,749)	(1,415,522)

Other income (expense)
Finance costs	(96,295)	(30,243)
Amortization of debt discount	(103,367)	—
Interest expense, net	(61,585)	(18,793)
Gain (loss) on debt settlement	(402,517)	—
Gain (loss) on asset sale	(7,555)	(6,925)
Total other income (expense)	(671,319)	(55,961)

Net loss	$(2,307,068)	$(1,471,483)

Basic and fully diluted loss per common share	$(0.02)	$(0.02)
Basic and fully diluted - weighted average common shares outstanding	111,111,120	74,356,410

See accompanying notes to financial statements.

Southern Products, Inc.

Statement of Stockholders' (Deficit)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance February 28, 2010	—	$—	190,000,000	$9,500	$—	$(3,500)	$6,000

Shares issued for cash	—	—	50,000,000	2,500	10,000	—	12,500

Net (loss)	—	—	—	—	—	(47,966)	(47,966)

Balance, February 28, 2011	—	—	240,000,000	12,000	10,000	(51,466)	(29,466)

Shares cancelled per Agreement of
Conveyance - related party	—	—	(128,888,880)	(6,444)	6,444	—	—

Stock dividend -
4:1 forward split	—	—	—	16,667	(16,444)	(223)	—

Net (loss)	—	—	—	—	—	(1,471,483)	(1,471,483)

Balance, February 29, 2012	—	—	111,111,120	22,223	—	(1,523,172)	(1,500,949)

Discount on convertible promissory note	—	—	—	—	488,488	—	488,488

Stock dividend -
5:1 forward split	—	—	—	88,889	—	(88,889)	—

Forgiveness of related party debt	—	—	—	—	212,102	—	212,102

Net (loss)	—	—	—	—	—	(2,307,068)	(2,307,068)

Balance, February 28, 2013	—	$—	111,111,120	$111,112	$700,590	$(3,919,129)	$(3,107,427)

See accompanying notes to financial statements.

Southern Products, Inc.

Statements of Cash Flows

	For the Years Ended
	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net (loss)	$(2,307,068)	$(1,471,483)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	172	71
Loss on settlement of debt	402,517	—
Amortization of debt discount	103,367	—
Loss on sale of an asset	7,555	—
Loss on impairment of operating assets	10,000	—
Decrease (increase) in assets:
Accounts receivable	758,470	(1,047,023)
Inventory	479,076	(493,076)
Prepaid expenses	37,457	(37,457)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(32,600)	3,290,319
Accrued interest	58,196	—
Accrued compensation - related party	—	246,500
Customer deposits	(3,510)	3,510
Net cash provided (used ) by operating activities	(486,368)	491,361
Cash flows from investing activities:
Purchase of fixed assets	—	(1,200)
Purchase of licensing agreement	—	(10,000)
Net cash (used) by investing activities	—	(11,200)
Cash flows from financing activities:
Proceeds from convertible note payable	54,970	—
Payments on convertible note payable	(60,000)	—
Net cash (used) by financing activities	(5,030)	—
Net increase (decrease) in cash	(491,398)	480,161
Cash, beginning of period	493,759	13,598
Cash, end of period	$2,361	$493,759
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$20,393
Supplemental non-cash disclosures:
Accounts payable converted to convertible note payable	$488,488	$—
Accounts receivable reclass as accrued liability	$91,392	$—
Settlement of accrued compensation - related party	$212,102	$—

See accompanying notes to financial statements.

Southern Products, Inc.

Notes to Financial Statements

NOTE 1 – Organization, History and Business

Organization

Southern Products, Inc. (the “Company” and “Sigmac”) was incorporated in Nevada on February 23, 2010 and is doing business as SIGMAC USA. The Company is a consumer electronics company utilizing its d.b.a., SIGMAC USA to develop and brand its products. The Company began its plan of operations by entering into agreements for the sale of branded, low-priced televisions in the United States. The business consists of the design, assembly, import, marketing and sale of our models of Sigmac branded flat panel televisions into the US market. Upon establishment of the SIGMAC brand, management intends to expand its market to international consumers.

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At February 28, 2013 and February 29, 2012, the Company had no cash equivalents.

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

Of the Company’s revenue earned during the year ended February 28, 2013, approximately 89% was generated through vendor agreements with two customers, Fry’s Electronics and COSTCO representing net sales of $558,489 and $176,451, respectively.

Accounts receivable

Accounts receivable is reported at the customers’ outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of February 28, 2013, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of February 28, 2013 and February 29, 2012, finished goods inventory was $15,000 and $494,076 respectively.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of February 28, 2013 or 2012. Depreciation expense for the years ended February 28, 2013 and February 29, 2012, was $172 and $71, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of February 28, 2013 and February 29, 2012, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At February 28, 2013 and February 29, 2012, the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of February 28, 2013 and February 29, 2012 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. As of February 28, 2013, the Company fully impaired a license agreement in the amount of $10,000.

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

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising expenses were $115,736 for the year ended February 28, 2013, and $248,052 for the year ended February 29, 2012.

Research and development

Research and development costs are expensed as incurred. During the year ended February 28, 2013, and February 29, 2012, the Company did not incur any research and development costs.

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

For the year ended February 28, 2013 and February 29, 2012, the Company has not incurred share-based compensation expense.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements

Year-end

The Company has adopted February 28 as its fiscal year end.

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and since its inception (February 23, 2010) through February 28, 2013 the Company had accumulated losses of $3,919,129 and a working capital deficit of $3,108,384. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On January 11, 2012, the Company entered into an Accounts Receivable Purchase & Security Agreement with Pacific Business Capital Corporation (“PBCC”), subsequently approved by the board of directors on February 27, 2012. Pursuant to the agreement, PBCC has the option to purchase various trade receivables presented by the Company at a minimum discount of 0.813% of the face value of each account purchased. PBCC has the option to reserve and withhold a minimum of 20% of the gross face amount of all accounts purchased. The reserve account may be held by PBCC and applied against charge-backs or any obligations of the Company to PBCC. In addition, in the event a purchased account remains unpaid more than 15 days from the date of purchase, an additional service discount of 0.54 % per day will be charged to the Company until paid-in full. The agreement with PBCC is secured by all of the Company’s assets, and has been personally guaranteed by the Company’s executive officers. During the year ended February 29, 2012, the Company has sold trade receivables with a face value of $851,829 at a discount of $6,925 to PBCC for proceeds of $596,280, net of reserves. As of February 28, 2013 and February 29, 2019, the Company has recorded a loss on the sale of assets totaling $7,555 and $6,925.

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

Accounts receivable consist of the following:

	February 28,	February 29,
	2013	2012
Trade accounts receivable	$9,120	$789,188
Due from factoring	—	247,835
Customer hold-back	—	10,000
Less: Allowance for doubtful accounts	—	—
	$9,120	$1,047,023

As of February 28, 2013 and February 29, 2012, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	February 28,	February 29,
	2013	2012
Furniture and fixtures	$1,200	$1,200
Less: accumulated depreciation	243	71
	$957	$1,129

Depreciation for the years ended February 28, 2013 and February 29, 2012 was $172 and $71, respectively.

NOTE 6 - Related party transactions

Employment/Consulting commitments

One June 1, 2011, the Company agreed to pay its two executive officers annual salaries of $240,000 each with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. During the year ended February 28, 2013, the Company paid $69,900 and $60,062 in cash to its chief executive officer and former chief operating officer, respectively. In addition, the Company paid additional non-cash compensation benefits of $425,000 to its CEO.

On June 11, 2012, the Company terminated its chief operating officer.As a result of the terms of termination, the former executive agreed to release the Company from all obligations owed to him which included accrued compensation in the amount of $139,438 and accrued expenses of $72,664. As of February 28, 2013, the Company recorded additional paid-in capital of $212,102 representing the total amount released by the former executive.

Agreements

On June 1, 2011, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with the previous sole officer and director. Pursuant to the Agreement, the Company transferred all assets related to the business of designing and marketing custom beer pong tables to the former officer in exchange for the assumption of all liabilities relating to the former business. In addition, the previous officer agreed to return to treasury and cancel 128,888,880 shares of the Company’s common stock (Note 10).

NOTE 7 – Short-term note and line of credit

Line of credit

On March 15, 2012, the Company signed an addendum to their factoring agreement dated January 11, 2012 with Pacific Business Capital Corporation (“PBCC”). The addendum provides for a short-term line of credit with a limit of $1,000,000 to be advanced based on specific purchase orders presented by the Company. Pursuant to the terms of the agreement, interest will be charged at a rate of 1.5% per month on the unpaid balance. Additionally, any amounts outstanding in excess of thirty-days will have an additional interest charge of 0.05% per day until paid in full. All advances are collateralized with the inventory of the Company. During the year ended February 28, 2013, the Company was advanced and repaid a total of $400,000. As of the balance sheet date the Company has recorded interest expense of $3,200 in connection with the advance.

Convertible note payable

On June 29, 2012, the Company issued a $488,488 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. As of February 28, 2013, the creditor advanced a total of $50,970 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $543,459. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. The Company has not paid in accordance with the terms of the note, and is currently in default and accruing interest at the default rate of 18%. Interest charged to operations relating to this note amounted to $58,195 for the year ended February 28, 2013.

Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $488,488. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount as of February 28, 2013 amounted to $103,367.

NOTE 8 – Commitments

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

During the year ended February 28, 2013, the Company re-negotiated the amount of square footage necessary for its current operations resulting in an elimination of its warehouse and a significant portion of office space whereby reducing its monthly expense from $8,000 to $1,500. As of February 28, 2013, the Company has recorded rent expense of $35,721.

Proposed Settlement of accounts payable

During the year ended February 28, 2013, the Company negotiated settlements in re-payment terms with two of its vendors. On April 15, 2013, the Company finalized its settlement of all claims and disputes with Anhui. Pursuant to the terms of the settlement the Company has agreed to pay Anhui a percentage of all funds raise from privately-placed equity investments as follows:

a)	9.8% of the first $3 million

b)	13.1% of the next $3 million

c)	19.7% of the next $4 million

In addition, the Company has agreed to pay Anhui 0.98% of its ongoing net collections on sales, to be paid on a monthly basis. Our payment obligations under the Settlement Term Sheet will continue until we have paid Anhui the total sum of $1,679,400. If a minimum of $1 million in new equity is not raised within 120 days from the date of the Settlement Term Sheet, however, the agreement will be null and void.

On May 20, 2013, we reached a settlement of all claims and disputes with Zhuhai. The Company has again agreed to pay Zhuhai a percentage of all funds raised from privately-placed equity investments as follows:

a)	2.4% of the first $3 million

b)	3.3% of the next $3 million

c)	4.9% of the next $4 million

In addition, the Company has agreed to pay Zhuhai 0.25% of its ongoing net collections on sales, to be paid on a monthly basis. The payment obligations under the Settlement Agreement will continue until Sigmac has paid Zhuhai a total sum of $425,000. If the sum of $425,000 is not paid to Zhuhai within 1 year from the date of the Settlement Agreement, the agreement will be deemed to be in default. The Settlement Agreement also provides for the dismissal of certain pending litigation and a mutual release and covenant not to sue.

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of February 28, 2013:

	Level I	Level II	Level III	Fair Value
February 28, 2013
Convertible note payable	—	98,337	—	98,337
	$—	$98,337	$—	$98,337

NOTE 10 – Stockholders’ deficit

The Company is authorized to issue up to 450,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

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

Recapitalization

During the year ended February 28, 2013 the Company effectuated a 5-for-1 forward stock split in the form of a stock dividend. All share and per share data has been retroactively restated to reflect the split.

NOTE 11 - Subsequent events

On April 10, 2013, the Company entered into convertible note agreement with Asher Enterprises for $42,500. The note bears interest at a rate of 8% per annum, matures on December 10, 2013 and is convertible into shares of the Company‘s common stock at a rate equal to a 45% discount to the ten day average market price on the date of election.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to February 28, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events discussed above.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on his evaluation, he concluded that our disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of February 28, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees as of February 28, 2013. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Office(s) held
Edward Meadows	66	President, CEO, CFO3, Treasurer, Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors as of February 28, 2013.

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

The appropriate size of our Board of Directors;
Our needs with respect to the particular talents and experience of our directors;
The knowledge, skills and experience of nominees, including experience in finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board;
Experience in political affairs;
Experience with accounting rules and practices; and
The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all employees, officers, and board members, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

At this time, we do not have any written employment agreements with our named executive officers. On June 1, 2011, we agreed to pay our President and CEO, Edward Meadows, an annual salary of $240,000 with 50% to be paid in cash and the remaining $120,000 to accrue until such time as we have sufficient operating capital to pay the accrued compensation. The goal of this arrangement was to provide such compensation as is feasible in our current state of development to those executive officers providing ongoing management of our operations.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Edward Meadows, President, CEO and Director	2013 2012	69,900 73,000	- -	- -	- -	- -	- -	425,000	494,900 73,000
Edward Wang, former Director and former COO	2013 2012	60,062 40,500	- -	- -	- -	- -	- -	170,957	231,019 40,500

Narrative Disclosure to the Summary Compensation Table

During the fiscal year ended February 28, 2013, we paid Messer’s Meadows and Wang cash salary of $69,900 and $60,062 and other compensation of $425,000 and $170,957, respectively. Other compensation to our officers included payment of previously accrued salaries in the amount of $546,500 and non-reimbursable travel expenses of $49,457 for a total executive compensation of $725,919  . There were no unpaid balances due at February 28, 2013.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Edward Meadows	-	-	-	-	-	-	-	-	-
Edward Wang, former officer	-	-	-	-	-	-	-	-	-

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Edward Meadows	0	-0	-0	-0	-0	-0	-0
Edward Wang, former director	0	-0	-0	-0	-0	-0	-0

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 111,111,120 shares common stock issued and outstanding as of July 8, 2013.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Edward Meadows 977 Carnation Dr. Costa Mesa, CA 92626	30,555,560	27.5%
	All Officers and Directors as a Group	30,555.560	27.5%

	Other 5% owners
Common	MCKEA Holdings, LLC(1) P.O. Box 8036 Huntington Beach, CA 92615	26,555,560	23.9%

(1) Kristine L. Ault is the Managing Member of MCKEA Holdings, LLC and, in that capacity, has the authority to make voting and investment decisions regarding its common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1.                   During the fiscal year ended February 29, 2012, we operated out of approximately 10,000 square feet of office and warehouse space which we subleased from an entity controlled by our former COO and director, Edward Wang, on a month-to-month basis on Valley Boulevard in City of Industry, California, at a rate of $7,000 per month. As of February 28, 2013 we re-negotiated the amount of square footage necessary for our current operations resulting in an elimination of our warehouse and a significant portion of office space, thereby reducing our monthly expense from $7,000 to $1,500. The terms of this month to month lease otherwise remain the same.

2.                   NIVS USA Corp. provided us with product inventory through June of 2011 and is affiliated with our former director and COO, Edward Wang. As of Febraury 28, 2013 and February 29, 2012, owed an account payable to NIVS USA Corp. of $0 and $243,621, respectively.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The Nasdaq Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual and quarterly financial statements for the years ended:

Financial Statements for the Year Ended February 28	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2013	$14,000	$7,500	$0	$0
2012	$18,000	$5,500	$0	$0
18

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
10.1	Settlement Term Sheet with Anhui Technology Import and Export Co.(2)
10.2	Settlement Agreement with Zhuhai Yuehua Electronics Co., Ltd.(3)
10.3	Convertible Promissory Note with Asher Enterprises, Inc. dated April 9, 2013
10.4	Securities Purchase agreement with Asher Enterprises, Inc. dated April 9, 2013
10.5	Convertible Promissory Note with Cane Clark LLP dated June 29, 2012
10.6	First Amendment to Convertible Promissory Note with Cane Clark LLP, dated November 30, 2012
14.1	Code of Business Conduct and Ethics(4)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended February 28, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1/A filed June 10, 2010.

(2) Incorporated by reference to Current Report on Form 8-K filed April 29, 2013.

(3) Incorporated by reference to Current Report on Form 8-K filed June 7, 2013.

(4) Incorporated by reference to Quarterly Report on Form 10-Q filed July 20, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Products, Inc.

By:	/s/ Edward Meadows
Edward Meadows President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
July 10, 2013

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Edward Meadows
Edward Meadows President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director
July 10, 2013

