Form 10-Q
period 2013-05-31
Southern Products, Inc.
filed 2013-07-22
CIK 1487659

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Southern Products, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

115 East Wilson St., Unit B, Costa Mesa, CA 92627
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,111,112 as of July 19, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of May 31, 2013 (Unaudited) and February 29, 2012;
F-2	Statements of Operations for the three months ended May 31, 2013 and 2012 (unaudited);
F-4	Statements of Cash Flows for the three months ended May 31, 2013 and 2012;
F-5	Notes to Financial Statements (Unaudited);

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

Southern Products, Inc.

Balance Sheets

	May 31,	February 29
	2013	2012

Current assets:
Cash	$11,975	$2,361
Accounts receivable	390	9,120
Inventory	15,000	15,000
Prepaid expenses	500	—
Total current assets	27,865	26,481

Fixed assets:
net of accumulated depreciation of $286 and $243, respectively	914	957

Total assets	$28,779	$27,438

Current liabilities
Accounts payable and accrued liabilities	$3,008,485	$2,978,332
Accrued interest	84,071	58,196
Accrued compensation - related party	56,667	—
Derivative liability	49,766	—
Convertible note payable, net of discount of $381,412 and $385,122	152,553	98,337
Total current liabilities	3,351,542	3,134,865

Total liabilities	3,351,542	3,134,865

Contingent liabilities	—	—

Stockholders' (deficit)
Preferred stock; $0.001 par value; 10,000,000 shares authorized; No shares authorized and issued at February 28, 2013 and February 28, 2012, respectively	—	—
Common stock; $0.001 par value; 450,000,000 shares authorized; 111,111,112 authorized and issued at February 28, 2013 and February 28, 2013, respectively	111,112	111,112
Additional paid-in capital	743,090	700,590
Accumulated (deficit)	(4,176,965)	(3,919,129)
Total stockholders' (deficit)	(3,322,763)	(3,107,427)

Total liabilities and stockholders' (deficit)	$28,779	$27,438

The Accompanying notes are an integral part of these financial statements.

Southern Products, Inc.

Statements of Operations

	For the Three Months Ended
	2013	2012

Sales revenue	$453	$776,292
Cost of goods sold	1	845,822

Gross profit (loss)	452	(69,530)

Operating expenses
Consulting services	45,588	43,929
General and administrative	19,365	130,782
Professional fees	8,180	263,002
Promotional and marketing	302	119,802
Rent expense	3,000	19,590
Salaries and wages	60,000	183,934
Total operating expenses	136,435	761,039

Loss from operations	(135,983)	(830,569)

Other income (expense)
Finance costs	—	(39,905)
Amortization of debt discount	(46,211)	(3,389)
Interest expense, net	(25,876)	—
Unrealized gain (loss) on change in fair value of derivatives	(49,766)	—
Gain (loss) on asset sale	—	(7,555)
Total other income (expense)	(121,853)	(50,849)

Net loss	$(257,836)	$(881,418)

Basic and fully diluted loss per common share	$(0.00)	$(0.01)

Basic and fully diluted - weighted average common shares outstanding	111,111,120	111,111,120

The Accompanying notes are an integral part of these financial statements.

Southern Products, Inc.

Statements of Cash Flows

	For the Three Months Ended
	2013	2012
Cash flows from operating activities:
Net (loss)	$(257,836)	$(881,418)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	43	43
Amortization of debt discount	49,766	—
(Gain) loss on fair value of derivatives	46,211	—
Decrease (increase) in assets:
Accounts receivable	8,730	436,731
Inventory	—	319,119
Prepaid expenses	(500)	(112,118)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	30,153	(642,317)
Accrued interest	25,875	—
Accrued compensation - related party	56,667	40,313
Customer deposits	—	(3,510)
Net cash (used) by operating activities	(40,891)	(843,157)

Cash flows from financing activities:
Proceeds from line of credit	—	400,000
Proceeds from convertible note payable	50,505	—
Payments on convertible note payable	—	—
Net cash provided by financing activities	50,505	400,000

Net increase (decrease) in cash	9,614	(443,157)
Cash, beginning of period	2,361	493,759
Cash, end of period	$11,975	$50,602
	1	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$20,393

Supplemental non-cash disclosures:
Accounts payable converted to convertible note payable	$—	$174,271

The Accompanying notes are an integral part of these financial statements.

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

NOTE 2 – Significant Accounting Policies and Procedures

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At May 31, 2013 and February 28, 2013, the Company had no cash equivalents.

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

An allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of May 31, 2013, management has deemed all receivables to be collectible, and has not historically recorded bad debt expenses; therefore no allowance has been recorded.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value. As of May 31, 2013 and February 28, 2013, finished goods inventory was $15,000, respectively.

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

Equipment 3-5 years

Furniture 7 years

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there were no impairments needed as of May 31, 2013 or 2012. Depreciation expense for the three-months ended ended May 31, 2013 and 2012, was $43, respectively.

Revenue recognition

The Company recognizes revenue in accordance with ASC subtopic 605-10 (formerly SEC Staff Accounting Bulletin No. 104 and 13A, “Revenue Recognition”) net of expected cancellations and allowances. As of May 31, 2013 and February 28, 2013, the Company evaluated evidence of cancellation in order to make a reliable estimate and determined there were no material cancellations during the years and therefore no allowances has been made.

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

Loss per share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise or conversion of stock options, warrants, and debt to purchase common shares, would have an anti-dilutive effect. At May 31, 2013 and February 28, 2013, the Company had no potential common shares that have been excluded from the computation of diluted net loss per share.

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

Fair Value of Financial Instruments

The Company has financial instruments whereby the fair value of the financial instruments could be different from that recorded on a historical basis in the accompanying balance sheets. The Company's financial instruments consist of cash, receivables, accounts payable, accrued liabilities, and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values as of May 31, 2013 and February 28, 2013 due to their short-term nature.

Long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. For the three-month periods ending ended May 31, 2013 and 2012, the Company determined that none of its long-term assets were impaired.

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

Advertising

The Company expenses advertising costs as incurred. Pursuant to its vendor agreement with Fry’s electronics, the Company contributes 5% of each sale to a co-operative advertising, promotional and marketing campaign. The Company’s advertising expenses were $302 and $119,802 for the three-month periods ending May 31, 2013, and 2012.

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

Recent accounting pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability to the Company. Where it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequence of the change to its financial statements and assures that there are proper controls in place to ascertain that the Company’s financials properly reflect the change. There are no new accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Year-end

The Company has adopted February 28, as its fiscal year end.

NOTE 3 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet achieved profitable operations and has accumulated losses of $4,176,965 and a working capital deficit of $3,323,677. Management expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

NOTE 4- Accounts receivable

Accounts receivable consisted of the following:

	May 31,	February 28,
	2013	2013
Trade accounts receivable	$390	$9,120
Due from factoring	—	—
Customer hold-back	—	—
Less: Allowance for doubtful accounts	—	—
	$390	$9,120

As of May 31, 2013 and February 28, 2013, respectively, the Company had not established an allowance for doubtful accounts.

NOTE 5 - Property and equipment

The following is a summary of property and equipment:

	May 31,	February 28,
	2013	2013
Furniture and fixtures	$1,200	$1,200
Less: accumulated depreciation	(286)	(243)
	$914	$957

Depreciation for the three-months ended May 31, 2013 and 2012 totaled $43 for each respective period.

NOTE 6 - Related party transactions

Employment/Consulting commitments

On June 1, 2011, the Company agreed to pay its executive officer an annual salary of $240,000 with 50% to be paid in cash and the remaining $120,000 to accrue until such time the Company has sufficient operating capital to pay the accrued compensation. During the three-months-ended May 31, 2013 and 2012, the Company paid $3,333 and $29,844 in cash to its chief executive officer and accrued $56,667 as of May 31, 2013. The Company also accrued compensation of $6,000 for a relative of the officer, as of May 31, 2013.

NOTE 7 – Short-term note and line of credit

Line of credit

On March 15, 2012, the Company signed an addendum to their factoring agreement dated January 11, 2012 with Pacific Business Capital Corporation (“PBCC”). The addendum provides for a short-term line of credit with a limit of $1,000,000 to be advanced based on specific purchase orders presented by the Company. Pursuant to the terms of the agreement, interest will be charged at a rate of 1.5% per month on the unpaid balance. Additionally, any amounts outstanding in excess of thirty-days will have an additional interest charge of 0.05% per day until paid in full. All advances are collateralized with the inventory of the Company. During the three-month periods ending May 31, 2013 and 2012, the Company recorded interest expense of $0 and $3,200 in connection with the advance.

Convertible notes payable

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the three-month period ended May 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. The Company has not paid in accordance with the terms of the note, and is currently in default and accruing interest at the default rate of 18%. Interest charged to operations relating to this note amounted to $25,395 for the period ended May 31, 2013.

Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $488,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount as of May 31, 2013 amounted to $38,346.

On April 9, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The notes bears interest at a rate of 8% per annum, are unsecured and mature on January 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized a derivative liability in the amount of $34,773 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock on the date of issuance.

As of the May 31, 2013, the Company fair valued the derivative at $49,766 and recorded an unrealized loss on the change in fair value of $49,766. As of May 31, 2013, the unpaid principal balance was $7,865 net of discount in the amount of $34,635. Accrued interest totaled $480.

NOTE 8 - Fair value measurement

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

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis as of May 31, 2013:

	Level I	Level II	Level III	Fair Value
May 31, 2013
Convertible notes payable	—	152,553	—	152,553
Derivative liability	—	49,766		49,766
	$—	$202,319	$—	$202,319

NOTE 9 – Shareholders’ equity

The Company is authorized to issue up to 90,000,000 shares of $0.001 par value common stock and 450,000,000 shares of $0.001 par value preferred stock. The Preferred Stock may be issued in one or more series, with all rights and preferences being determined by the board of directors.

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

NOTE 10 - Subsequent events

The Company’s Management has reviewed all material events through the date of the issuance of these financial statements in accordance with ASC 855-10, and believes there are no further material subsequent events to report.

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

As a result of the high costs of operating a publicly reporting company, our current substantial debt and our inability to obtain adequate equity financing, we have been unable to effectively implement our business plan. Thus, we have recently been negotiating with another company to enter into a possible reverse merger, or similar transaction, in which the other company and its management would take over operations of our company. We anticipate this reverse merger will occur, if at all, in the near future, but at this time we can not specify the terms or timing of the transaction, or even if it will occur at all. In the event such a transaction occurs, we will file the appropriate documents with the Securities and Exchange Commission and provide other announcements to the public as the new management determines.

Results of operations for the three months ended May 31, 2013 and 2012.

We generated gross revenues of $453 during the three months ended May 31, 2013. Our cost of goods sold was $1 resulting in a gross profit of $452. Our total operating expenses during the three months ended May 31, 2013 were $136,435. Our operating expenses during the quarter consisted of consulting services $45,588, salaries and wages of $60,000, general and administrative expenses of $19,365, rent expense of $3,000, professional fees in the amount of $8,180, and promotional and marketing of $302. In addition, we incurred an amortization of debt discount in the amount of $46,211, unrealized loss on the change in the fair value of derivatives in the amount of $49,766, and net interest expense of $25,876. Our net loss for the three months ended May 31, 2013 was $257,836.

By comparison, during the three months ended May 31, 2012, we generated gross revenues of $776,292. Our cost of goods sold was $845,822 resulting in a gross loss of $69,530. Our total operating expenses during the three months ended May 31, 2012 were $830,569. Our operating expenses during the quarter consisted of consulting services $43,929, salaries and wages of $183,934, general and administrative expenses of $130,782, rent expense of $19,590, professional fees in the amount of $263,002, and promotional and marketing of $119,802. In addition, we incurred an finance costs in the amount of $39,905, amortization of debt discount in the amount of $3,389, and a loss on asset sale of $7,555. Our net loss for the three months ended May 31, 2012 was $881,418.

Our sales and operating expenses were substantially lower during the quarter ended May 31, 2013 compared to the same period last year because our usual Chinese suppliers have refused to provide us with additional trade credit, rendering us unable to obtain products to fill orders from our customers. As a result, our total sales and overall level of business activity have declined significantly. We are presently seeking to establish relationships with additional manufacturers. There can be no assurance that such additional relationships will be established or that we will be able to obtain additional capital or trade credit on acceptable terms, or at all.

 Liquidity and Capital Resources

As of May 31, 2013, we had current assets in the amount of $27,865, consisting of cash in the amount of $11,975, accounts receivable of $390, prepaid expenses of $500, and inventory of $15,000.

Our current liabilities as of May 31, 2013 were $3,351,542, consisting of accounts payable and accrued liabilities of $3,008,485, accrued interest of $84,071, accrued compensation due to a related party of $56,667, a derivative liability of $49,766 and a convertible note payable of $153,553 net of discount in the amount of $381,412. Our working capital deficit as of May 31, 2013 was therefore $3,323,677. Our largest accounts payable as of May 31, 2013, were to our two primary Chinese suppliers, Anhui Technology Import & Export Co. in the amount of $1,690,831 and to AHCOF International Development Co., Ltd., in the amount of $500,000.

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

Off Balance Sheet Arrangements

As of May 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Edward Meadows. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Southern Products, Inc.

Date:	July 19, 2013

/s/ Edward Measows
By:	Edward Meadows
Title:	President, CEO, CFO, and Director

