Form 10-Q
period 2013-08-31
Co-Signer, Inc.
filed 2013-11-01
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Co-Signer, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6250 Mountain Vista Street, Suite C-1 , Henderson, NV 89014
(Address of principal executive offices)

(855) 267-4461
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,111,120 as of October 18, 2013.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of August 31, 2013 and February 28, 2013 (Unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended August 31, 2013 and 2012 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended August 31, 2013 and 2012;
F-5	Notes to Financial Statements (Unaudited);

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended August 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

CO-SIGNER, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2013	February 28, 2013
ASSETS
Current Assets:
Cash	$8,098	$11,339
Note receivable, related party	13,940	20,000
Other receivable	322	322
Total Current Assets	22,360	31,661

Property and equipment, net of accumulated depreciation
of $2,917 and $1,487, respectively	3,529	4,960
Intangible assets, net of accumulated amortization
of $14,225 and $6,611, respectively	21,585	29,199
Deposits	2,150	—
Total Assets	$49,624	$65,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$397,086	$71,932
Accrued interest	114,183	—
Derivative liability	34,773	—
Notes payable, related party	67,940	42,000
Notes payable	38,500	—
Convertible notes payable, net of discounts of
$381,412 and $0, respectively	205,294	—
Total Current Liabilities	857,776	113,932

Long-term Liabilities:
Convertible notes payable, net of discount of
$46,686 and $19,850, respectively, related party	31,314	—
Convertible notes payable, net of discount of
$6,707 and $0, respectively	8,293	—
Total Long-term Liabilities	39,607	—
Total Liabilities	897,383	113,932

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 8,500,000 shares authorized, no shares issued and outstanding	—	—
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 and 0 shares issued and outstanding, respectively	1,173	—
Common stock; $0.001 par value, 440,000,000 shares authorized, 103,555,560 and 111,111,112 authorized and issued, respectively	103,556	111,112
Additional paid-in capital	3,102,020	633,146
Accumulated deficit	(4,054,508)	(792,370)
Total Stockholders’ Deficit	(847,759)	(48,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$49,624	$65,820

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended August 31,		For the Three Months Ended August 31,
	2013	2012	2013	2012

Revenue	$29,689	$10,329	$11,182	$8,591

Expenses:
Professional fees	58,072	27,654	350	18,653
Salaries and wages	55,884	65,987	30,908	38,932
Advertising and promotion	57,408	46,768	12,798	21,123
General and administrative	82,724	92,490	51,284	72,023
Total operating expenses	254,088	232,899	95,340	150,731
Loss from operations	$(224,399)	$(222,570)	$(84,158)	$(142,140)

Other income (expense):
Amortization of debt discount	(117,466)	—	(71,256)	—
Gain (loss) on derivative liability	(34,773)	—	(34,773)	—
Interest expense	(65,538)	—	(32,650)	—
Total other expense	(217,777)	—	(138,679)	—

Loss before Provision for Income Taxes	(442,176)	(222,570)	(222,837)	(142,140)

Provision for Income Taxes	—	—	—	—

Net Loss	$(442,176)	$(222,570)	$(222,837)	$(142,140)

Net Loss per share
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	110,676,892	111,111,120	110,189,710	111,111,120

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended August 31,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(442,176)	$(222,570)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	9,045	4,078
(Gain) loss on fair value of derivatives	34,773	—
Amortization of debt discount	117,466	—
Change in assets and liabilities:
(Increase) in other assets	(2,150)	—
Increase (decrease) in accounts payable and accrued expenses	264,041	(10,019)
Net cash used in operating activities	(19,001)	(228,511)
Cash flows from investing activities
Purchase of property and equipment	—	(4,117)
Purchase of intangible assets	—	(14,180)
(Issuance) repayments of note receivable, related party	6,060	(91,800)
Net cash used in investing activities	6,060	(110,097)
Cash flows from financing activities:
Proceeds from notes payable, net	3,200	22,000
Proceeds from convertible notes payable, net	8,500	—
Repayment of note payable	(2,000)	—
Contributed capital, related party	—	10,000
Collection of subscription receivable	—	79,300
Proceeds from the sale of common stock	—	242,100
Net cash provided by financing activities	9,700	353,400
Net increase (decrease) in cash	(3,241)	14,792
Cash at beginning of period	11,339	2,639
Cash at end of period	$8,098	$17,431
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental Non-Cash Investing and Financing Information:
Net liabilities assumed in connection with merger activities	$452,367	$—

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Co-Signer, Inc. (“Co-Signer” or the “Company”) was incorporated in Nevada on February 23, 2010 as Southern Products, Inc. and was doing business as SIGMAC USA. On August 12, 2013, the Company acquired all of the issued and outstanding common stock of Co-Signer.com, Inc., a private Nevada corporation (“Co-Signer.com”). As a result of the acquisition, we divested our former consumer electronics business and began to focus on the business of Co-Signer.com, Inc. as our primary line of business

On August 12, 2013, the Company completed it’s merger with Co-Signer.com and its wholly-owned subsidiary, Co-Signer Acquisition Corp. Under the Merger Agreement the Company merged with and into Co-Signer Acquisition Corp. In connection with the closing of this transaction, Co-Signer, Inc., acquired all of the issued and outstanding shares of the Company, which resulted in the Company becoming a wholly-owned subsidiary of Co-Signer, Inc. In exchange for all of the issued and outstanding shares of the Company’s stock, the shareholders received a total of 1,173,041 shares of the newly-designated Series A Convertible Preferred Stock, $51,440 in newly-issued 8% Secured Notes, warrants to purchase a total of 51,440 shares of common stock an exercise price of $0.25 per share, and 23,000,000 newly-issued shares of common stock.

The closing of the transaction has been characterized as a reverse capitalization; therefore, the historical financial statements are the financial statements of Co-Signer.com, Inc. which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended August 31, 2013 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

Reclassification

Certain reclassifications have been made to conform the period information to the 2013 classifications for comparative purposes

Principles of consolidation

The consolidated financial statements include the accounts of Co-Signer, Inc. and Co-Signer.com, Inc.  All significant intercompany balances and transactions have been eliminated. Co-Signer, Inc. and Co-Signer.com, Inc., will be collectively referred herein to as the “Company”.

 Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of August 31, 2013 and February 28, 2013.

Basic Loss per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. As of August 31, 2013 if all convertible notes were fully converted and warrants exercised they could be converted into 20,366,819 shares of common stock.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are provided utilizing the straight-line method over the related asset’s estimated useful life of three years.

Maintenance and repairs are charged to expense as incurred; renewals and improvements that extend the useful life of the assets are capitalized.  Upon retirement or disposal, the asset cost and the related accumulated depreciation and amortization are eliminated from the respective accounts and a resulting gain or loss, if any, is included in the results of operations.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, accounts payable, and other accrued liabilities, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

Intangible Assets

The Company classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill. The Company determines the useful lives of identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors the Company considers when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, the Company’s strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, on a straight-line basis, over their useful lives of three years.

Stock-Based Compensation

We account for equity instruments issued in exchange for the receipt of goods or services from non-employees. Costs are measured at the fair market value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of the date on which there first exists a firm commitment for performance by the provider of goods or services or on the date performance is complete. The Company recognizes the fair value of the equity instruments issued that result in an asset or expense being recorded by the company, in the same period(s) and in the same manner, as if the Company has paid cash for the goods or services.

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation - Stock Compensation which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services ,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the six months ended August 31, 2013 and 2012, there were $57,408 and $46,768 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at August 31, 2013 and February 28, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of at August 31, 2013 and February 28, 2013, there have been no interest or penalties incurred on income taxes.

Revenue Recognition

Revenue from services and related costs of are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. These terms are typically met upon the completion of the application process.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued, that might have a material impact on its financial position or results of operations.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	August 31, 2013	February 28, 2013
Computer Equipment	$6,446	$6,446
Less: accumulated depreciation	(2,917)	(1,486)
Property and equipment, net	$3,529	$4,960

Depreciation expense for the six months ended August 31, 2013 and 2012 was $1,431 and $4,078, respectively.

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	August 31, 2013	February 28, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(14,225)	(6,611)
Intangible assets, net	$21,585	$29,199

Amortization expense for the six months ended August 31, 2013 and 2012 was $7,614 and $0, respectively.

NOTE 4 – NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the three-month period ended May 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. The Company has not paid in accordance with the terms of the note, and is currently in default and accruing interest at the default rate of 18%. Interest charged to operations relating to this note amounted to $51,755 for the period ended August 31, 2013.

Pursuant to the terms of the note, it is convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $488,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. Interest charged to operations relating to the amortization of the debt discount for the six months ended August 31, 2013 amounted to $76,274.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – NOTES PAYABLE (CONTINUED)

On June 3, 2013, the Company executed a convertible promissory note for $10,000. The note bears interest at 8% and matures in three years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $10,000, $1,236 of which has been amortized to interest expense. As of August 31, 2013, $475 has been repaid on the note and the note has accrued $195 of interest.

On June 10, 2013, the Company executed a convertible promissory note for $5,000. The note bears interest at 8% and matures in two years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $5,000, $569 of which has been amortized to interest expense. As of August 31, 2013, there is $90 of accrued interest on this note.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to August 31, 2013, the loan was extended with no specific terms of repayment.

In April 2013 an individual loaned the Company $6,500, $2,500 of which has been repaid. The loan bears interest at 8% and is due on demand. As of August 31, 2013, there is $28 of accrued interest on this note.

On April 9, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 45% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. Further, the Company recognized a derivative liability in the amount of $34,773 resulting from the variable change in conversion rate in relation to the change in market price of the Company’s common stock on the date of issuance.

As of August 31, 2013 $21,779 of the discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $34,773. As of August 31, 2013, the unpaid principal balance was $21,779 net of discount in the amount of $20,721. Accrued interest totaled $1,346.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Receivable

As of August 31, 2013, $13,940 was due from a related party. The loan has no stated interest rate and is due on demand.

Notes Payable

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and is due August 21, 2013. As of August 31, 2013, there is $330 of accrued interest on this note and an additional $3,000 has been loaned to the Company. Subsequent to August 31, 2013, the loan and all accrued interest was repaid in full.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $18,341 of which has been amortized to interest expense. As of August 31, 2013, there is $2,245 of accrued interest on this note and an additional $13,000 has been loaned to the Company.

As of August 31, 2013 the Company owed Chiles Valley, LLC, a related party, $25,000. The loan has no stated interest rate and is due on demand.

NOTE 6 –FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of August 31, 2013.

	Level I	Level II	Level III	Fair Value
August 31, 2013
Convertible notes payable	—	$244,901	—	$244,901
Derivative liability	—	34,773	—	34,773
	—	$279,674	—	$279,674

NOTE 7 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock, of which 1,500,000 shares have been designated as Series “A” convertible preferred. In addition the Company is authorized to issue up to 440,000,000 shares of $0.001 par value common stock.

On August 12, 2013, the Company issued 23,000,000 shares of common stock and 1,173,041 shares of preferred stock pursuant to its merger agreement with Co-Signer,com, Inc. Pursuant to the merger agreement, upon closing, 30,555,560 shares of common stock held by a former officer and director, were canceled and returned to treasury.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – WARRANTS

Pursuant to the terms and conditions of the merger agreement dated August 12, 2013, the Company issued 51,440 warrants. The aggregate fair value of the warrants totaled $3,975 based on the Black Scholes Merton pricing model using the following estimates: 1.39% risk free rate, 207% volatility and expected life of the warrants of 5 years.

A summary of the status of the Company’s outstanding stock warrants as of August 31, 2013 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, February 28, 2013	—	$—

Issued	51,440	0.25
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, August 31, 2013	51,440	$0.25

Exercisable, August 31, 2013	51,440	$0.25

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 8/31/2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 8/31/2013	Weighted Average Exercise Price

$0.25	51,440	5 years	$0.25	51,440	$0.25

NOTE 9 - GOING CONCERN

As of August 31, 2013, the Company has a working capital deficit of $835,416, limited revenue and an accumulated deficit of $4,054,508. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

CO-SIGNER, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to August 31, 2013, the Company entered into a convertible promissory note agreement with an investor for $400,000, $50,000 of which has been received. The note was issued with a 10% original discount with a maturity date of one year from each payment.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to August 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described above.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

On August 12, 2013, we acquired all of the issued and outstanding common stock of Co-Signer.com, Inc., a private Nevada corporation (“Co-Signer.com”). As a result of the acquisition, we divested our former consumer electronics business and began to focus on the business of Co-Signer.com, Inc. as our primary line of business. Co-Signer.com was incorporated on December 16, 2011 as a closely held Nevada corporation for the purpose of providing real estate financial services to tenants that were required to have a cosigner for their residential lease due to either no, poor or bad credit. The service is marketed as an added-value proposition for tenant screening services, property management associations or as a direct service to property management companies and landlords willing to accept commercialized cosigning services for “good people with bad credit.”

We are based in Henderson, Nevada.

Services

Co-Signer.com provides credit-challenged tenants with a cosigner while providing landlords a contracted rent payment guarantee for a specified number of months within a 12 month period for their specified properties, one lease at a time. This lease payment assurance program remains flexible with defaulted rent paid for either a 3-month or 6-month period of time within the 12-month contract period, depending upon the requirement or election of the landlord.

Co-Signer.com was established as a result of the 2008 financial and housing crises. Since the summer of 2007 to today, a large number of Americans have lost their jobs, their homes and/or their businesses resulting in having their personal wealth and credit scores severely reduced and damaging their credit history. Over this same time period, circumstances and events have occurred leaving more and more people unable to qualify for a residential lease. A recent survey by the Associated Press (July 2013) states that 80% of all adult Americans will experience near poverty or unemployment in their lifetime. As a result of these circumstances, the need to have someone cosign for a residential lease has increased. In the case of many tenants, the family and friends who would have cosigned for them a few years ago are now unable to do so.

Co-Signer.com seeks to meet the increased need for lease cosigners with the concept of commercializing residential rent guarantees (cosigning) as a professional financial service on a tenant-fee paid basis. Our service replaces the traditional need to rely on family and friends to cosign on a lease with an affordable and professional service that benefits both tenant and landlord; similar to the very same type of service that has been a mainstay in Australia’s residential leasing industry for over the past twenty years. This surety service product directly benefits the landlord and those responsible for the collection of residential rents while being paid for by an independent second party, the tenant. Instead of looking for an individual to be their guarantor or co-signer, or having to pay a significantly larger security deposit or prepaid rent, a renter may qualify to purchase a lease guarantee from Co-Signer.com to satisfy the landlord's financial and credit requirements. Additional benefits are available to the paying tenant, including a credit reporting option on the tenant’s rent payments during the contract period.

Over the past twenty months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Upon the close of the second quarter of 2013, Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. Co-Signer.com utilizes special underwriting parameters through its proprietary online application and processing service, and provides a friendly and easy online landlord relations platform. Co-Signer.com seeks to be the premiere solution for residential cosigning services and provides this service line under Co-Signer.com brand name.

Based upon the acceptance by the real estate industry, it has experienced to date, the management of Co-Signer.com believes its business model is sustainable whether the contracted service is for a residential lease for a single family home or an apartment lease in a multiple unit complex. Co-Signer.com’s growth strategy is based on the expansion of its residential lease payment program and on bundling this program with tenant screening and residential placement services online.

Suppliers and Service Providers

In an exclusive website, database and IT services contract, Co-Signer.com retained Imagine Media Group, LLC, a high-level security approved U.S. military and government IT services provider, to develop and maintain its online presence, including database development, application processing and evaluation and an integrated tenant screening, sales and marketing program with all proprietary rights retained by Co-Signer.com. Imagine Media Group has been an experienced web site, database, and process developer for the banking, military and financial services industries for over the past 15 years. The agreement with Imagine Media Group was executed by LetUsCosign.com, Inc., a company previously acquired by Co-Signer.com. A renewed agreement is currently pending.

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening services for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired, but NTN continues to provide tenant screening services under its terms.

In April of 2013, Co-Signer.com signed a consulting agreement with a marketing architect to lead the final development and deployment of its sales and marketing strategy and expand its brand recognition in the top twenty-five U.S. rental markets. The marketing consultant has over 15 years of experience helping private investors and business owners audit, develop and manage their portfolio of business brands.

Expansion and Development

Co-Signer.com currently has provided services to over forty tenant clients and approximately a dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

  Real estate brokers and realtors in the top 25 U.S. rental markets;

  All realtors who service specialize in single-family and multi-residential short sales;

  The top 500 property management companies in the U.S.;

  The apartment association for each of the 50 U.S. states and the local chapters in the top 25 U.S. rental markets; and

  The members of the National Association of Realtors, the National Apartment Association, and the National Association of Real Property Managers, an association specializing in the single-family home leasing industry.

Results of operations for the three and six months ended August 31, 2013 and 2012.

The closing of our acquisition of Co-Signer.com, Inc. has been characterized as a reverse capitalization; therefore, the results of operations presented are those of Co-Signer.com, Inc. The historical financial statements are the financial statements of Co-Signer.com, Inc. which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

During the three months ended August 31, 2013, we earned revenues of $11,182. We had total operating expenses of $84,158, which consisted of professional fees of $350, salaries and wages of $30,908, advertising and promotion of $12,798, and general and administrative expenses of $51,284. We had other expenses during the period of $138,679, which consisted of amortization of debt discount in the amount of $71,256, loss on a derivative liability of $34,773, and interest expense of $32,650. We had a net loss of $222,837 for the three months ended August 31, 2013.

By comparison, the three months ended August 31, 2012, we earned revenues of $8,591. We had total operating expenses of $142,140, which consisted of professional fees of $18,653, salaries and wages of $38,932, advertising and promotion of $21,123, and general and administrative expenses of $72,023. We had a net loss of $142,140 for the three months ended August 31, 2012.

During the six months ended August 31, 2013, we earned revenues of $29,689. We had total operating expenses of $254,088, which consisted of professional fees of $58,072, salaries and wages of $55,884, advertising and promotion of $57,408, and general and administrative expenses of $82,724. We had other expenses during the period of $217,777, which consisted of amortization of debt discount in the amount of $117,466, loss on a derivative liability of $34,773, and interest expense of $65,538. We had a net loss of $442,176 for the six months ended August 31, 2013.

By comparison, the six months ended August 31, 2012, we earned revenues of $10,329. We had total operating expenses of $232,899, which consisted of professional fees of $27,654, salaries and wages of $65,987, advertising and promotion of $46,768, and general and administrative expenses of $92,490. We had a net loss of $222,570 for the six months ended August 31, 2012.

As we continue to develop out business we expect that both our operating expenses and our gross revenues will continue to increase.

Liquidity and Capital Resources

As of August 31, 2013, we had current assets in the amount of $22,360, which consisted of cash in the amount of $8,098, a note receivable from a related party of $13,940, and an other receivable of $322. Our current liabilities as of August 31, 2013 were $857,776 and consisted of accounts payable and accrued liabilities of $397,086, accrued interest of $114,183, a derivative liability of $34,773, notes payable to related parties of $67,940, other notes payable of $38,500, and convertible notes, net of discounts, in the amount of $205,294. As of August 31, 2013, we had a working capital deficit of $835,416.

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

In connection with our recent acquisition of Co-Signer.com., Inc, we also issued a total of $51,440 in 8% Secured Notes to a total of ten (10) former shareholders of Co-Signer.com. The 8% Secured Notes are due in five (5) years and accrue interest at an annual rate of eight percent (8%). Interest accrued under the 8% Secured Notes is due in semi-annual payments. All payments of interest due under the 8% Secured Notes may, at our option, be paid in shares of our common stock valued at a price per share equal to the average of the closing market prices for our common stock during five (5) trading days immediately preceding the due date for such payment. Our obligations under the 8% Secured Notes are secured by a lien on all of our assets granted under Article 9 of the Uniform Commercial Code.

In connection with our acquisition of Co-Signer.com, Inc., we also we agreed to assume the following promissory notes previously issued by Co-Signer.com:

·	Charles J. Kalina III Convertible Promissory Note - $5,000. This $5,000 note dated June 10, 2013, bears interest at a rate of eight percent (8%) per year, and is due on or before June 10, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.00667 per share at the option of the holder.

·	Chiles Valley, LLC Promissory Note - $25,000. This $25,000 dated October 25, 2012 was due within six months and does not bear interest.

·	John Neal 8% Convertible Promissory Note - $10,000. This $10,000 note is dated June 3, 2013, bears interest at an annual rate of eight percent (8%), and is due on or before June 3, 2016. All principal and interest is due at maturity and we may pre-pay the note without penalty. The note is convertible to a total of 1,500,000 shares of common stock at the option of the holder. As of August 31, 2013, $475 has been repaid on the note and the note has accrued $195 of interest.

·	Argent Offset, LLC 90 Day Promissory Note - $10,000. This $10,000 note is dated May 23, 2013 bears interest at annual rate of twelve percent (12%) and is due within ninety (90) days of its funding. Subsequent to August 31, 2013, the loan and all accrued interest was repaid in full.

·	Robert and Suzanne Roysden Promissory Note - $15,000. This $15,000 Promissory note is dated June 12, 2013 and is due on or before August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000 on funds in the amount of $10,000 actually advanced. $2,500 has been repaid on the loan and subsequent to August 31, 2013, the loan was extended with no specific terms of repayment.

·	Finiks Capital, LLC Convertible Promissory Note - $65,000. This $65,000 note dated February 1, 2013, bears interest at a rate of five percent (5%) per year, and is due on or before February 1, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.0065 per share at the option of the holder.

A summary of the notes assumed as part of the Acquisition is set forth below:

Holder	Principal Amount	Shares issuable upon conversion
Charles J. Kalina	$5,000	750,000
Chiles Valley, LLC	$25,000	n/a
John Neal	$10,000	1,500,000
Argent Offset, LLC	$10,000	n/a
Bob and Suzie Roysden	$15,000	n/a
Finiks	$65,000	10,000,000
	$130,000	12,250,000

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one (1) year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety (90) days after the date of issue, a one time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five (25) trading days immediately preceding the conversion date.

We currently have little operating capital and will dependent on fundraising in order to expand our operations and market our services to a wider group of potential customers. We can offer not assurance that we will obtain financing in the near future or on terms that are acceptable to us. Additional financing through public or private equity financings or other financing sources may not be available on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of August 31, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Darren Magot. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any other pending legal proceeding. We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

A smaller reporting company is not required to include this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

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

Co-Signer, Inc.

Date:	November 1, 2013

/s/ Darren Magot
By:	Darren Magot
Title:	President, CEO, CFO, and Director

