Form 10-Q
period 2013-11-30
Co-Signer, Inc.
filed 2014-01-21
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2013

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Co-Signer, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8275 S. Eastern Avenue, Suite 200-661 , Las Vegas, NV 89123
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,340,949 as of January 13, 2014.

1

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

Consolidated Balance Sheets as of November 30, 2013 and February 28, 2013 (Unaudited)	F-1
Consolidated Statements of Operations for the three and nine months ended November 30, 2013 and 2012 (unaudited)	F-2
Consolidated Statements of Cash Flows for the nine months ended November 30, 2013 and 2012 (unaudited)	F-3
Notes to Financial Statements (Unaudited)	F-5

3

CO-SIGNER, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	November 30, 2013	February 28, 2013
ASSETS
Current Assets:
Cash	$25,437	$11,339
Note receivable, related party	20,960	20,000
Loan receivable	8,000	—
Other receivable	4,514	322
Total Current Assets	58,911	31,661

Property and equipment, net	15,981	4,960
Intangible assets, net	18,718	29,199
Deposits	2,150	—
Total Assets	$95,760	$65,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Current Liabilities:
Accounts payable and accrued liabilities	$132,347	$71,932
Accrued interest	14,708	—
Derivative liability	63,388	—
Notes payable, related party	7,845	42,000
Notes payable	101,940	—
Convertible notes payable, net of discounts of
$46,111 and $0, respectively	933,639	—
Total Current Liabilities	1,253,867	113,932

Long-term Liabilities:
Convertible notes payable, net of discount of
$38,471 and $19,850, respectively, related party	39,289	—
Convertible notes payable, net of discount of
$19,463 and $0, respectively	25,537	—
Total Long-term Liabilities	64,826	—
Total Liabilities	1,318,693	113,932

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 8,500,000 shares authorized, no shares issued and outstanding	—	—
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 and 0 shares issued and outstanding, respectively	1,173	—
Common stock; $0.001 par value, 440,000,000 shares authorized, 109,268,727 and 111,111,112 authorized and issued, respectively	109,269	111,112
Additional paid-in capital	3,525,786	633,146
Accumulated deficit	(4,859,161)	(792,370)
Total Stockholders’ Deficit	(1,222,933)	(48,112)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$95,760	$65,820

 The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended November 30,		For the Three Months Ended November 30,
	2013	2012	2013	2012

Revenue	$44,695	$25,733	$15,006	$15,404

Expenses:
Professional fees	76,420	35,388	18,348	7,734
Salaries and wages	80,146	92,504	24,262	26,517
Advertising and promotion	106,835	57,533	49,427	10,795
Stock for services	395,447	—	395,447	—
General and administrative	123,574	134,699	40,850	42,209
Total operating expenses	782,422	320,124	528,334	87,255
Loss from operations	$(737,727)	$(294,391)	$(513,328)	$(71,851)

Other income (expense):
Amortization of debt discount	(194,242)	—	(76,776)	—
Change in fair value of derivative liability	65,796	—	100,569	—
Derivative expense	(74,184)	—	(74,184)	—
Loss on extinguishment of debt	(209,406)	—	(209,406)	—
Interest expense	(97,066)	—	(31,528)	—
Total other expense	(509,102)	—	(291,325)	—

Loss before Provision for Income Taxes	(1,246,829)	(294,391)	(804,653)	(71,851)

Provision for Income Taxes	—	—	—	—

Net Loss	$(1,246,829)	$(294,391)	$(804,653)	$(71,851)

Net Loss per share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding –basic and diluted	108,927,135	30,769,455	106,171,727	32,945,275

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended November 30,
	2013	2012
Cash flows from operating activities:
Net loss for the period	$(1,246,829)	$(294,391)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	12,458	7,202
Stock issued for services	395,447	—
Derivative expense	74,184	—
Loss on extinguishment of debt	209,406	—
Change in fair value of derivative liability	65,796	—
Amortization of debt discount	194,242	—
Change in assets and liabilities:
(Increase) in other assets	(7,302)	(347)
Increase in accounts payable and accrued expenses	215,834	15,012
Net cash used in operating activities	(86,764)	(272,524)
Cash flows from investing activities:
Purchase of property and equipment	(12,998)	(4,117)
Purchase of intangible assets	—	(22,580)
Issuance of note receivable	(8,000)	—
(Issuance) repayments of note receivable, related party	6,060	(91,800)
Net cash used in investing activities	(14,938)	(118,497)
Cash flows from financing activities:
Proceeds from notes payable, net	19,200	22,000
Proceeds from convertible notes payable, net	81,000	—
Repayment of note payable	(4,400)	—
Contributed capital, related party	—	10,000
Collection of subscription receivable	—	119,300
Proceeds from the sale of common stock	20,000	252,100
Net cash provided by financing activities	115,800	403,400
Net increase in cash	14,098	12,379
Cash at beginning of period	11,339	2,639
Cash at end of period	$25,437	$15,018
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Investing and Financing Information:
Net liabilities assumed in connection with merger activities	$452,367	$—
Increase in retained deficit due to merger	$2,819,962	$2,819,962
Convertible note issued to extinguish a note payable totaling $491,945, account payable of $223,530 and accrued expenses of $183,999	$812,249	$—

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

On August 12, 2013, the Company completed its merger with Co-Signer.com and its wholly-owned subsidiary, Co-Signer Acquisition Corp. Under the Merger Agreement the Company merged with and into Co-Signer Acquisition Corp. In connection with the closing of this transaction, Co-Signer, Inc., acquired all of the issued and outstanding shares of the Company, which resulted in the Company becoming a wholly-owned subsidiary of Co-Signer, Inc. In exchange for all of the issued and outstanding shares of the Company’s stock, the shareholders received a total of 1,173,041 shares of the newly-designated Series A Convertible Preferred Stock, $51,440 in newly-issued 8% Secured Notes, warrants to purchase a total of 51,440 shares of common stock an exercise price of $0.25 per share, and 23,000,000 newly-issued shares of common stock.

The closing of the transaction has been characterized as a reverse capitalization; therefore, the historical financial statements are the financial statements of Co-Signer.com, Inc. which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the nine months ended November 30, 2013 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

Reclassification

Certain reclassifications have been made to conform the period information to the 2013 classifications for comparative purposes.

Principles of consolidation

The consolidated financial statements include the accounts of Co-Signer, Inc. and Co-Signer.com, Inc.  All significant intercompany balances and transactions have been eliminated. Co-Signer, Inc. and Co-Signer.com, Inc., will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of November 30, 2013 and February 28, 2013.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the nine months ended November 30, 2013 and 2012, there were $502,282 ($395,447 of which was paid for with common stock) and $57,533 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at November 30, 2013 and February 28, 2013.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of at November 30, 2013 and February 28, 2013, there have been no interest or penalties incurred on income taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	November 30, 2013	February 28, 2013
Computer equipment	$6,446	$6,446
Property & equipment	12,988	—
Less: accumulated depreciation	(3,453)	(1,486)
Property and equipment, net	$15,981	$4,960

Depreciation expense for the nine months ended November 30, 2013 and 2012 was $1,967 and $1,486, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	November 30, 2013	February 28, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(17,092)	(6,611)
Intangible assets, net	$18,718	$29,199

Amortization expense for the nine months ended November 30, 2013 and 2012 was $10,491 and $5,716, respectively.

NOTE 4 – NOTE RECEIVABLE

During the quarter ended November 30, 2013, the Company made an $8,000 short term loan to another party. The loan is due on demand with no stated interest rate, due to the short term nature of the loan.

NOTE 5 - NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the nine month period ended November 30, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and requires monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment can be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance will accrue interest at a default rate of 18% per annum. Also pursuant to the terms of the note, it was convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $488,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note is now due in full on or before May 31, 2014. The conversion price of the Note has been amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877. Interest charged to operations relating to the amortization of the debt discount for the nine months ended November 30, 2013 up until November 5, 2013 amounted to $69,772.

On April 9, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on January 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. In November 2013 total principle and accrued interest of $44,728 was paid in full. As a result of paying off the note the Company recognized a gain on the derivative liability of $49,745 and a loss on the extinguishment of debt of $18,572. In addition the expensing of the remaining debt discount of $6,957 was accelerated which resulted in an additional loss on extinguishment of debt of $6,957.

On June 3, 2013, the Company executed a convertible promissory note for $10,000. The note bears interest at 8% and matures in three years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $4,925, $810 of which has been amortized to interest expense. As of November 30, 2013, there is $90 of accrued interest on this note.

On June 10, 2013, the Company executed a convertible promissory note for $5,000. The note bears interest at 8% and matures in two years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $2,463, $592 of which has been amortized to interest expense. As of November 30, 2013, there is $395 of accrued interest on this note. Subsequent to November 30, 2013 the note holder converted the full principle and accrued interest into shares of common stock.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to November 30, 2013, the loan was extended with no specific terms of repayment.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety (90) days after the date of issue, a one time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note requires the issuance of warrants to purchase 400,000 warrants. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. As of November 30, 2013, $558 of the discount has been amortized to interest expense and there is $215 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of November 30, 2013, there is $47 of accrued interest on this note.

As of November 30, 2013 the Company owed Chiles Valley, LLC, $20,000. The loan has no stated interest rate and is due on demand.

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Receivable

As of November 30, 2013, $20,960 was due from a related party. The loan has no stated interest rate and is due on demand.

Notes Payable

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and is due August 21, 2013. As of November 30, 2013, $2,400 has been repaid on the note and there is $616 of accrued interest. The remaining balance is currently past due and the parties are renegotiating the terms of repayment.

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $26,528 of which has been amortized to interest expense. As of November 30, 2013, there is $3,217 of accrued interest on this note and an additional $13,000 has been loaned to the Company.

 NOTE 7 - FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of November 30, 2013.

	Level I	Level II	Level III	Fair Value
November 30, 2013
Convertible notes payable	—	$373,202	—	$373,202
Derivative liability	—	113,133	—	113,133
	—	$486,334	—	$486,334

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

On September 16, 2013, the Company issued 2,000,000 shares of common stock for services. The shares were issued at $0.085 based on the market value of the common stock on the date of authorization for total non cash expense of $170,000.

On November 7, 2013, the Company issued 3,000,000 shares of common stock for services. The shares were issued at $0.075 based on the market value of the common stock on the date of authorization for total non cash expense of $225,000.

On October 31, 2013, the Company issued 266,667 shares of common stock for total cash proceeds of $20,000.

NOTE 9 - WARRANTS

Pursuant to the terms and conditions of the merger agreement dated August 12, 2013, the Company issued 51,440 warrants. The aggregate fair value of the warrants totaled $3,975 based on the Black Scholes Merton pricing model using the following estimates: 1.39% risk free rate, 207% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the purchase agreement dated November 2, 2013, the Company issued 400,000 warrants. The aggregate fair value of the warrants totaled $14,034 based on the Black Scholes Merton pricing model using the following estimates: .61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the common stock purchase agreement dated November 2, 2013, the Company issued 266,667 warrants. The aggregate fair value of the warrants totaled $17,580 based on the Black Scholes Merton pricing model using the following estimates: ..61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of November 30, 2013 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, February 28, 2013	—	$—

Issued	718,107	0.21
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, November 30, 2013	718,107	$0.21
Exercisable, November 30, 2013	51,440	$0.21

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at 11/30/2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 11/30/2013	Weighted Average Exercise Price

$0.25 - 0.125	718,107	3.1 Years	$0.10	718,107	$0.12

NOTE 10 - GOING CONCERN

As of November 30, 2013, the Company has a working capital deficit of $1,194,956, limited revenue and an accumulated deficit of $4,859,161. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 11 - SUBSEQUENT EVENTS

On December 1, 2013, the Company’s Board of Directors granted a service provider 500,000 shares of common stock, vested immediately, as a bonus for accounting services provided to the Company.

On December 9, 2013 the Company’s Board of Directors appointed Ed Arguelles and Gary R. Gottlieb to the Company’s Board of Directors for the next two years. Furthermore, the Board of Directors granted Ed Arguelles 1,000,000 shares of common stock, as compensation for director services, vested 125,000 shares per fiscal quarter until fully vested.

On December 10, 2013 Charles J. Kalina, III exercised his option to convert the Convertible Promissory Note dated June 10, 2013 for $5,000 into 750,000 shares of common stock which was originally issued by Co-Signer.com, Inc. and assumed by Co-Signer, Inc. upon the merger of August 13, 2013.

On December 16, 2013 the Company’s Board of Directors appointed Kurtis A. Kramarenko the Company’s Chief Executive Officer (CEO) and President with a compensation package being negotiated. Upon Mr. Kramarenko’s appointment, Darren Magot resigned as CEO, President, Treasurer and Chairman of the Board of Directors for the Company. Mr. Magot continues as a member of the Company’s Board of Directors.

On January 1, 2014, the Company’s Board of Directors approved the issuance of 2,222,222 shares of common stock vested immediately, to a service provider for investor relation services.

On January 3, 2014 the Company’s Board of Directors approved through Unanimous Consent Resolution a short term bridge loan from Darren Magot, a Board Member, for $15,000.

On January 9, 2014 the Company’s Board of Directors approved a Convertible Promissory Note for additional funding from Asher Enterprises for $32,500 in principal for the same terms as in November 2013 for $42,500. This funding will be received by the Company immediately upon the filing of its 10Q report for the period ending November 30, 2013.

On January 10, 2014 the Company’s Board of Directors met and approved changing the fiscal year end date of the Company to a calendar year end date of December 31.

On January 10, 2014 the Company’s Board of Directors met and granted 175,000 shares of common stock, vested immediately, each to Anne Bove and Rebecca Eli, granted 500,000 shares of common stock, vested immediately, to Joseph Spaziano and 3,000,000 shares of common stock, vested immediately, to James P. Hodgins, President of Co-Signer.com, Inc. as additional compensation for services previously rendered.

On January 10, 2014 the Company’s Board of Directors met and authorized the establishment of an Employee Stock Option Plan (ESOP COSR 2014) for all employees of the Company and its subsidiaries. The Company’s CEO is to present for approval a detail plan at the next meeting of the Company’s Board of Directors in February 2014.

On January 10, 2014 the Company’s Board of Directors met and authorized an employment agreement for Darren Magot, its immediate past CEO, President, Treasurer, Chairman of the Board of Directors and current Director. The agreement grants Mr. Magot 250,000 shares of common stock, vested immediately, with options for 1,000,000 shares of common stock at $.08 per share for 10 years with varying monthly paid compensation from August 13 through December 15 as CEO and President ($1,500/mo.) and as Chairman and Treasurer ($500/mo.), and as a member of the Board of Directors ($500/mo).

On January 10, 2014 the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Charles J. Kalina, III) granting 2,000,000 warrants, vested immediately, for shares of common stock, convertible at $.05 per share for 5 years, for services to be rendered starting January 2, 2014 over the next 12 months.

On January 10, 2014 the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Steven J. Smith) granting 2,500,000 shares of common stock, vested immediately, and 2,000,000 warrants, vested immediately, of which 1,000,000 warrants are convertible at $.075 per share for 5 years and 1,000,000 warrants are convertible at $.10 per share for 7 years, for shares of common stock, for services to be rendered starting January 2, 2014 over the next 12 months.

On January 10, 2014 the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Michael A. Chernine) granting 1,000,000 shares of common stock, vested immediately, for services to be rendered starting January 2, 2014 over the next 12 months.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to November 30, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described above.

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

We are based in the Greater Las Vegas area in Nevada.

Services

Co-Signer.com provides credit-challenged tenants with a cosigner while providing residential landlords a contracted rent payment guarantee for a specified number of months within the 12 month lease period for their specified properties, one lease at a time. This lease payment assurance program remains flexible with defaulted rent paid for either a 3-month or 6-month period of time within the 12-month contract period, depending upon the requirement or election of the landlord.

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

Over the past thirty (30) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Upon the close of the third quarter of fiscal year 2014, Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. Co-Signer.com utilizes special underwriting parameters through its proprietary online application and processing service, and provides a friendly and easy online landlord relations platform. Co-Signer.com seeks to be the premiere solution for residential cosigning services and provides this service line under Co-Signer.com brand name.

Based upon the acceptance by the real estate industry it has experienced to date, the management of Co-Signer.com believes its business model is sustainable whether the contracted service is for a residential lease for a single family home or an apartment lease in a multiple unit complex. Co-Signer.com’s growth strategy is based on the expansion of its residential lease payment program and on bundling this program with tenant screening and residential placement services online. The Company’s goal is to make the use of commercial rent assurance the U.S. industry standard and to focus its resources and market awareness efforts on landlords and property managers, educating them on the simplicity and value of the Company’s service that facilitates housing for tenants and maximizes occupancy rates and cash flow for landlords. With almost 39,000,000 rental units in the United States and 1 out of every 4 adults having poor or bad credit, the demand for commercialized cosigning services provides a real growth opportunity.

Suppliers and Service Providers

In an exclusive website, database and IT services contract, Co-Signer.com retained Imagine Media Group, LLC, a high-level security approved U.S. military and government IT services provider, to develop and maintain its online presence, including database development, application processing and evaluation and an integrated tenant screening, sales and marketing program with all proprietary rights retained by Co-Signer.com. Imagine Media Group has been an experienced web site, database, and process developer for the banking, military and financial services industries for over the past 15 years. The agreement with Imagine Media Group was executed by LetUsCosign.com, Inc., a company previously acquired by Co-Signer.com. A renewed agreement was executed on July 1, 2013 for three years.

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening service for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired, but NTN continues to provide tenant screening services under its terms.

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

Expansion and Development

Co-Signer.com currently has provided services to over sixty tenant clients and approximately three dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

.	Real estate brokers and realtors in the top 25 U.S. rental markets;
.	All realtors who service specialize in single-family and multi-residential short sales;
.	The top 500 property management companies in the U.S.;
.	The apartment association for each of the 50 U.S. states and the local chapters in the top 25 U.S. rental markets; and
.	The members of the National Association of Realtors, the National Apartment Association, and the National Association of Real Property Managers, an association specializing in the single-family home leasing industry.

Results of Operations for the Three and Nine Months ended November 30, 2013 and 2012.

The closing of our acquisition of Co-Signer.com, Inc. has been characterized as a reverse capitalization; therefore, the results of operations presented are those of Co-Signer.com, Inc. The historical financial statements are the financial statements of Co-Signer.com, Inc. which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

Results of Operations for the Three Months ended November 30, 2013 and 2012.

Revenue

During the three months ended November 30, 2013, revenue stayed flat with $15,006 during the current period compared to $15,404 for the three months ended November 30, 2012.

Operating Expenses

Professional fees for the three months ended November 30, 2013 were $18,348, as compared to $7,734 for the three months ended November 30, 2012, an increase of $10,614 or 137%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The increase in the current period can be attributed to an increase in fees associated with the recent merger.

Salaries and wage expense for the three months ended November 30, 2013 decreased $2,255 or 8.5% to $24,262, as compared to $26,517 for the prior comparable period.  The decrease in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the three months ended November 30, 2013 was $49,427, as compared to $10,795 for the three months ended November 30, 2012. Advertising and promotion expense in 2013 also includes $395,447 of stock for services expense. The large increase is due to increased efforts to promote the business. Much of the expense was non cash as it was paid for with the issuance of common stock.

General and administrative expense for the three months ended November 30, 2013 decreased $1,359 or 3.3% to $40,850, as compared to $42,209 for the prior comparable period.

Other income and expense

During the three months ended November 30, 2013 we incurred $76,776 of expense for amortization of debt discount, derivative expense of $74,184 and had a gain on the change in fair value of our derivative liability of $100,569, none of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. There was also a loss on the extinguishment of debt of $209,406 and an increase in interest expense of $31,528, both of which were $0 in the prior period.

Net Loss

Overall we recorded a net loss of $804,653 for the three months ended November 30, 2013, as compared to a net loss of $71,851 for the three months ended November 30, 2012, an increase of $732,802.   As discussed above the increase in net loss can in part be attributed to stock issued for services, an increase in the amortization of debt discount, derivative and interest expense and the loss on extinguishment of debt.

Results of Operations for the Nine Months ended November 30, 2013 and 2012.

Revenue

During the nine months ended November 30, 2013, revenue was $44,695, as compared to $25,733 for the nine months ended November 30, 2012, an increase of $18,962 or 74%.

Operating Expenses

Professional fees for the nine months ended November 30, 2013 were $76,420, as compared to $35,388 for the nine months ended November 30, 2012, an increase of $41,032 or 116%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The increase in the current period can be attributed to an increase in fees associated with the recent merger.

Salaries and wage expense for the nine months ended November 30, 2013 decreased $12,358 or 13% to $80,146, as compared to $92,504 for the prior comparable period.  The decrease in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the nine months ended November 30, 2013 was $106,835, as compared to $57,533 for the nine months ended November 30, 2012. Advertising and promotion expense in 2013 also includes $395,447 of stock for services expense. The large increase is due to increased efforts to promote the business. Much of the expense was non cash as it was paid for with the issuance of common stock.

General and administrative expense for the nine months ended November 30, 2013 decreased $11,125 or 8.3% to $123,574, as compared to $134,699 for the prior comparable period.

Other income and expense

During the nine months ended November 30, 2013 we incurred $194,242 of expense for amortization of debt discount, $74,184 of derivative expense and had a gain on the change in fair value of our derivative liability of $65,796, none of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. There was also a loss on the extinguishment of debt of $209,406 and an increase in interest expense of $97,066, both of which were $0 in the prior period.

Net Loss

Overall we recorded a net loss of $1,246,829 for the nine months ended November 30, 2013, as compared to a net loss of $294,391 for the nine months ended November 30, 2012, an increase of $952,438. As discussed above the increase in net loss can in part attributed to stock issued for services, an increase in general and administrative expense and an increase in the amortization of debt discount, interest expense and the loss on extinguishment of debt.

As we continue to develop out business we expect that both our operating expenses and our gross revenues will continue to increase.

Liquidity and Capital Resources

As of November 30, 2013, we had an accumulated deficit of $4,859,161 and a working capital deficit of $1,194,956. For the nine months ended November 30, 2013, net cash used in operating activities was $86,764 and we netted $115,800 from financing activities. We also used $12,998 for investing activities.

On April 9, 2013, we received financing from Asher Enterprises, Inc. (“Asher”) under a Securities Purchase Agreement (the “SPA”) and a Convertible Promissory Note (the “Note”) in the amount of $42,500. The Note bears interest at an annual rate of 8%, with principal and interest coming due on January 15, 2014. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Note. The conversion price under the Note is 55% of the market price of our common stock on the conversion date. In November 2013 the total principle and accrued interest of $44,728 was paid in full.

In connection with our recent acquisition of Co-Signer.com., Inc, we also issued a total of $51,440 in 8% Secured Notes to a total of ten former shareholders of Co-Signer.com. The 8% Secured Notes are due in five years and accrue interest at an annual rate of eight percent (8%). Interest accrued under the 8% Secured Notes is due in semi-annual payments. All payments of interest due under the 8% Secured Notes may, at our option, be paid in shares of our common stock valued at a price per share equal to the average of the closing market prices for our common stock during five trading days immediately preceding the due date for such payment. Our obligations under the 8% Secured Notes are secured by a lien on all of our assets granted under Article 9 of the Uniform Commercial Code.

In connection with our acquisition of Co-Signer.com, Inc., we also we agreed to assume the following promissory notes previously issued by Co-Signer.com:

Chiles Valley, LLC Promissory Note - $25,000. This $25,000 note dated October 25, 2012 was due within six months and does not bear interest.

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

Argent Offset, LLC 90 Day Promissory Note - $10,000. This $10,000 note is dated May 23, 2013 bears interest at annual rate of twelve percent (12%) and is due within ninety days of its funding. Subsequent to August 31, 2013, the loan and all accrued interest was repaid in full.

John Neal 8% Convertible Promissory Note - $10,000. This $10,000 note is dated June 3, 2013, bears interest at an annual rate of eight percent (8%), and is due on or before June 3, 2016. All principal and interest is due at maturity and we may pre-pay the note without penalty. The note is convertible to a total of 1,500,000 shares of common stock at the option of the holder. As of November 30, 2013, $475 has been repaid on the note.

Charles J. Kalina III Convertible Promissory Note - $5,000. This $5,000 note dated June 10, 2013, bears interest at a rate of eight percent (8%) per year, and is due on or before June 10, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.00667 per share at the option of the holder. Subsequent to November 30, 2013 the note holder converted the full principle and accrued interest into shares of common stock.

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

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety days after the date of issue, a one time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share.

On November 25, 2013, we received financing from Asher Enterprises, Inc. (“Asher”) under a Securities Purchase Agreement (the “SPA”) and a Convertible Promissory Note (the “Note”) in the amount of $42,500. The Note bears interest at an annual rate of 8%, with principal and interest coming due on January 15, 2014. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Note. The conversion price under the Note is 42% of the Market Price of our common stock on the conversion date. On January 9, 2014, we received an additional $32,500 in financing from Asher under a Note and SPA with the same material terms. The January 9, 2014 Note is due.

We currently have little operating capital and will dependent on fundraising in order to expand our operations and market our services to a wider group of potential customers. We can offer no assurance that we will obtain financing in the near future or on terms that are acceptable to us. Additional financing through public or private equity financings or other financing sources may not be available on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of November 30, 2013, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2013, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Asher Enterprises Promissory Note Dated November 25, 2013
10.2	Asher Enterprises Securities Purchase Agreement November 25, 2013
10.3	Promissory Note Dated January 3, 2014
10.6	Asher Enterprises Promissory Note Dated January 9, 2014
10.5	Asher Enterprises Securities Purchase Agreement January 9, 2014
10.6	Darren Magot Employment Agreement
10.7	Charles K. Kalina, III Consulting Agreement
10.8	Steven J. Smith Consulting Agreement
10.9	Michael A. Chernine Consulting Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Co-Signer, Inc.

Date:	January 21, 2014

/s/ Kurtis A. Kramarenko
By:	Kurtis A. Kamarenko
Title:	President and CEO

