Form 10-K
period 2013-12-31
Co-Signer, Inc.
filed 2014-04-15
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-165692

Co-Signer, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8275 S. Eastern Avenue, Suite 200-661 Las Vegas, NV	89123
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (855) 267-4461

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
Common stock, par value of $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ]

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $11,271,349 as of June 30, 2013.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 170,102,882 as of April 14, 2014.

PART I

Item 1.Business

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

Company Overview

On August 12, 2013, we acquired all of the issued and outstanding common stock of Co-Signer.com, Inc., a private Nevada corporation (“Co-Signer.com”). As a result of the acquisition, we divested our former consumer electronics business and began to focus on the business of Co-Signer.com, Inc. as our primary line of business. The Company reserves the right to explore and pursue other opportunities that may be presented to its management and provide additional revenues, market share, or value for the Company and its shareholders. Co-Signer.com was incorporated on December 16, 2011 as a closely held Nevada corporation for the purpose of providing real estate financial services to tenants that were required to have a cosigner for their residential lease due to either no, poor or bad credit. The service is marketed as an added-value proposition for tenant screening services, property management associations or as a direct service to property management companies and landlords willing to accept commercialized cosigning services for “good people with less than perfect” credit.”

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

Co-Signer.com was established as a result of the 2008 financial and housing crises. Since the summer of 2007 to today, a large number of Americans have lost their jobs, their homes and/or their businesses resulting in having their personal wealth and credit scores severely reduced and damaging their credit history. Over this same time period, circumstances and events have occurred leaving more and more people unable to qualify for a residential lease. A survey by the Associated Press (July 2013) states that 80% of all adult Americans will experience near poverty or unemployment in their lifetime while a recent report by Experian stated that America is becoming more of a renter nation out of choice, and as such, the need for residential cosigning of leases will only grow. As a result of these circumstances, the need to have someone cosign for a residential lease has increased. In the case of many tenants, the family and friends who would have cosigned for them a few years ago are now unable to do so.

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

Over the past thirty (30) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Upon the close of the third quarter of fiscal year 2013, Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. Co-Signer.com utilizes special underwriting parameters through its proprietary online application and processing service, and provides a friendly and easy online landlord relations platform. Co-Signer.com seeks to be the premiere solution for residential cosigning services and provides this service line under Co-Signer.com brand name.

Based upon the acceptance by the real estate industry it has experienced to date, the management of Co-Signer.com believes its business model is sustainable whether the contracted service is for a residential lease for a single family home or an apartment lease in a multiple unit complex. Co-Signer.com’s growth strategy is based on the expansion of its residential lease payment program and on bundling this program with tenant screening and residential placement services online. The Company’s goal is to make the use of commercial rent assurance the U.S. industry standard and to focus its resources and market awareness efforts on landlords and property managers, educating them on the simplicity and value of the Company’s service that facilitates housing for tenants and maximizes occupancy rates and cash flow for landlords. With almost 39,000,000 rental units in the United States and 1 out of every 4 adults having poor, bad, or no credit, the demand for commercialized cosigning services provides a real growth opportunity.

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

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening service for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired. Co-Signer.com entered an agreement on January 6, 2014 with Contemporary Information Corporation (CIC), the nation's highest rated credit information service bureau, which provides comprehensive tenant screening services to over 10,000 property managers nationwide and mutual marketing agreements on February 27, 2014.

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

Expansion and Development

Co-Signer.com currently has provided services to over sixty tenant clients and approximately three dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

·	Real estate brokers and realtors in the top 25 U.S. rental markets;
·	All realtors who service specialize in single-family and multi-residential short sales;
·	The top 500 property management companies in the U.S.;
·	The apartment association for each of the 50 U.S. states and the local chapters in the top 25 U.S. rental markets; and Association of Real Property Managers, an association specializing in the single-family home leasing industry.

Item 2. Properties

We rent approximately 4,100 square feet of office space in Las Vegas, Nevada on a monthly basis. We currently pay rent that escalates quarterly and culminates in a monthly rate of $2,500.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “COSR” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
March 28, 2013	0.8000	0.0800
June 28, 2013	0.1100	0.0420
September 30, 2013	0.1500	0.0310
December 31, 2013	0.1700	0.0210

Fiscal Year Ended December 31, 2012
Quarter Ended	High $	Low $
March 30	0.46000	0.22000
June 30	1.0000	0.38000
September 30	0.7500	0.4000
December 31	0.5500	0.2000

As of April 14, 2014, the last trading price for our common stock was $0.0256 per share.

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

Holders of Our Common Stock

As of April 14, 2014, we had fifty-four (54) holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On August 12, 2013, we issued 23,000,000 shares of common stock and 1,173,041 shares of preferred stock pursuant to our merger agreement with Co-Signer,com, Inc. Pursuant to the merger agreement upon closing, 30,555,560 shares of common stock held by a former officers and directors were canceled and returned to treasury.

On September 16, 2013, we issued 2,000,000 shares of common stock for services. The shares were issued at $0.085 per share based on the market value of the common stock on the date of authorization for a total non-cash expense of $170,000.

On October 31, 2013, we issued 266,667 shares of common stock for total cash proceeds of $20,000.

On November 7, 2013, we issued 3,000,000 shares of common stock for services. The shares were issued at $0.075 per share based on the market value of the common stock on the date of authorization for a total non-cash expense of $225,000.

On November 7, 2013, we issued 446,500 shares of common stock for services. The shares were issued at $0.07 per share based on the market value of the common stock on the date of authorization for total a total non-cash expense of $225,000.

On November 7, 2013, we issued 2,222,222 shares of common stock for services. The shares were issued at $.08 per share based on the market value of the common stock on the date of authorization for a total non-cash expense of $177,778.

On December 1, 2013, we issued 500,000 shares of common stock for services. The shares were issued at $0.0399 per share based on the market value of the common stock on the date of authorization for a total non-cash expense of $5,000.

On December 9, 2013, we issued 1,000,000 shares of common stock for future services to Edmund Arguelles, a member of our Board of Directors, vested on a quarterly basis over the next 24 months. The shares were issued at $0.0398 per share based on the market value of the common stock on the date of authorization for a total non-cash expense of $225,000.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012.

Revenue

During the year ended December 31, 2013, revenue was $62,991, as compared to $35,096 for the year ended December 31, 2012.

Operating Expenses

Professional fees for the year ended December 31, 2013 were $191,738, as compared to $56,338 for the year ended December 31, 2012.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The increase in the current period can be attributed to an increase in fees associated with the recent merger.

Salaries and wage expense for the year ended December 31, 2013 was $128,568, compared to $109,667 for the year ended December 31, 2012.

Advertising and promotion expense for the year ended December 31, 2013 was $149,647, as compared to $70,281 for the year ended December 31, 2012. The large increase is due to increased efforts to promote the business. Much of the expense was non cash as it was paid for with the issuance of common stock.

General and administrative expense for the year ended December 31, 2013 were $213,733, compared to $229,845 for the year ended December 31, 2012.

Finally, we incurred stock compensation expense of $421,149 for the year ended December 31, 2013, which represents the value of stock paid to compensate employees and various consultants.

Other income and expense

During the year ended December 31, 2013 we incurred $201,643 of expense for amortization of debt discount, $91,357 of derivative expense, and had a gain on the change in fair value of our derivative liability of $44,769, none of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. There was also a loss on the extinguishment of debt of $235,937 and interest expense of $110,247 both of which were $0 in the prior period.

Net Loss

Overall we recorded a net loss of $1,636,259 for the year ended December 31, 2013, as compared to a net loss of $608,952 for the year ended December 31, 2012. As discussed above the increase in net loss can in part attributed to stock issued for services, and an increase in the amortization of debt discount, interest expense and the loss on extinguishment of debt.

As we continue to develop out business we expect that both our operating expenses and our gross revenues will continue to increase.

Liquidity and Capital Resources

As of December 31, 2013, we had an accumulated deficit of $2,358,670 and a working capital deficit of $1,425,543. We had cash of $1,792 and total current assets of $26,244. Our current liabilities were $1,451,787 and consisted of convertible notes net of discounts in the amount of $941,515, accounts payable of $279,040, derivative liabilities of $121,588, notes payable of $44,300, accrued interest of $24,954, accrued liabilities of $24,030, and notes payable to related parties of $16,360.

For the year ended December 31, 2013, net cash used in operating activities was $89,366 and we received $109,200 in cash from financing activities. We also used $19,058 for investing activities.

On June 29, 2012, we issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of our operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. As amended, the Convertible Promissory Note is now due in full on or before May 31, 2014. The conversion price of the Note, amended, is $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249.

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

In connection with our acquisition of Co-Signer.com, Inc., we also we agreed to assume the following promissory notes previously issued by Co-Signer.com:

Chiles Valley, LLC Promissory Note - $25,000. This $25,000 note dated October 25, 2012 was due within six months and does not bear interest.  As of December 31, 2013, the balance owed was $20,000.

Finiks Capital, LLC Convertible Promissory Note - $65,000. This $65,000 note dated February 1, 2013, bears interest at a rate of five percent (5%) per year, and is due on or before February 1, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.0065 per share at the option of the holder. Finiks has made additional advances under the note. As of December 31, 2013, the balance was $77,760.

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

Robert and Suzanne Roysden Promissory Note - $15,000. This $15,000 Promissory note is dated June 12, 2013 and is due on or before August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000 on funds in the amount of $10,000 actually advanced. As of December 31, 2013, the balance due was $10,000.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date.

On November 1, 2013, we entered into a 9% Convertible Promissory Note with Charles J. Kalina III. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note requires the issuance of warrants to purchase 400,000 shares of common stock at a price of $1.25, exercisable for three years.

Also on November 1, 2013, we entered into a 9% Convertible Promissory Note with Stephen J. Smith for $20,000. The note bears interest at 9% and matures in two years. In addition, the note requires the issuance of warrants to purchase 2666,667 shares of common stock at a price of $1.25, exercisable for three years.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire a prior Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share.

We have also received short term financing from Asher Enterprises, Inc. (“Asher”) under a series of Securities Purchase Agreements (the “SPAs”) and a Convertible Promissory Notes (the “Notes”) The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine (9) months from issue. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Note is a 42% discount to the Market Price of our common stock on the conversion date.

Our financings to date with Asher are as follows:

Date	Due Date	Principal Amount
November 25, 2013	August 27, 2014	$42,500
January 9, 2014	October 10, 2014	$32,500
March 3, 2014	December 5, 2014	$37,500
Total	$107,500.00

Entered short term loan dated January 3, 2014 from our director and former CEO, Darren Magot, for $15,000.00 at 10% simple interest per annum and a $750.00 loan fee per week until all principal and interest is paid in full. This note had an initial due date of January 14, 2013 and was extended until January 31, 2014. On January 27, 2014, we issued an 8% Convertible Promissory Note to Darren Magot for $37,500. This Note consolidates the short term bridge loan on January 3, 2014 along with two more installments received as of this date of $22,500. The Note is convertible into common shares of our common stock stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 10,000,000 shares of our common stock at $.05 per share, exercisable for three years.

On February 13, 2014, we issued a Convertible Promissory Note to Black Mountain Equities at a face amount of $250,000.00, with the first funding installment being $25,000. The note features a $25,000 original issue discount, a one-time interest charge of ten percent (10%) and is due in one year. This note is convertible into shares of our common stock at the lesser of $0.025 per share, or sixty percent (60%) of our lowest trading price occurring in the twenty-five consecutive trading days immediately preceding the conversion.

On or about February 26, 2014, we entered into a Convertible Promissory Note in the amount of $72,500 with GCEF Opportunity Fund, LLC. The note featured an original issue discount of $7,500, bears twelve percent (12%) interest, and is due in one year, and is callable at any time after ninety days, upon ninety days written notice. The note is convertible to our common stock at a price equal to fifty percent (50%) of the average bid price for our common stock over the ten trading days immediately preceding the conversion. As additional consideration to the lender, we issued 5,000,000 shares of our common stock.

On March 2, 2014, we entered into a Convertible Promissory Note with Hanover Holdings I, LLC for $35,000.00. The note bears interest at a rate of twelve percent (12%) and is due in eight months. The note is convertible to shares of our common stock at the lower of $0.04 per share, or a 45% discount from our lowest trading price in the five trading days prior to the conversion. The note also features prepayment penalties ranging from 15% to 45%, depending on the time or prepayment.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012
F-3	Consolidated Statements of Operation for the years ended December 31, 2013 and December 31, 2012
F-4	Consolidated Statement of Stockholders’ Deficit as of December 31, 2013
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Co-Signer, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Co-Signer, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Co-Signer, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Co-Signer, Inc. will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 15, 2014

CO-SIGNER, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current Assets:
Cash	$1,792	$1,016
Accounts receivable	483	—
Notes receivable, related party	—	21,000
Other receivable	322	597
Prepaid expenses	23,647	—
Total Current Assets	26,244	22,613
Deposits	2,150
Property and equipment, net	25,411	4,959
Intangible assets, net	17,746	29,199
Total Assets	$71,551	$56,771
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable	$279,040	$69,708
Accrued liabilities	24,030	190
Accrued interest	24,954	—
Derivative liability	121,588	—
Notes payable, related party	16,360	—
Notes payable	44,300	—
Convertible notes payable, net of discounts of $60,234 and $0, respectively	941,515	47,000
Total Current Liabilities	1,451,787	116,898
Long Term Liabilities:
Notes payable	51,440	—
Convertible notes payable, related party net of discounts of $37,682 and $0, respectively	40,078	—
Convertible notes payable, related party net of discounts of $16,856 and $0, respectively	39,144	—
Total Liabilities	1,582,449	116,898
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 8,5000,000 authorized, no shares issued and outstanding		—
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 and 0 shares issued and outstanding, respectively	1,173	—
Common stock; $0.001 par value, 440,000,000 shares authorized, 113,740,949 and 32,720,000 issued and outstanding, respectively	113,741	32,720
Additional paid in capital	919,607	683,688
Deferred stock compensation	(186,749)	—
Accumulated deficit	(2,358,670)	(776,535)
Total Stockholders’ Deficit	(1,510,898)	(60,127)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,551	$56,771

The accompanying notes are an integral part of these financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2013	2012
Revenue	$62,991	$35,096
Expenses:
Professional fees	191,738	56,338
Salaries and wages	128,568	109,677
Advertising and promotion	149,647	70,281
Stock-based compensation expense	421,149	—
General and administrative	213,733	229,845
Total operating expenses	1,104,835	466,141
Loss from operations	(1,041,844)	(431,045)
Other income and (expense):
Interest expense	(110,247)	—
Amortization of debt discount	(201,643)	—
Change in fair value of derivative liability	44,769	—
Derivative expense	(91,357)	—
Impairment of note and interest receivable	—	(177,907)
Loss on extinguishment of debt	(235,937)	—
Total other income (expense)	(594,415)	(177,907)
Loss before Provision for Income Taxes	(1,636,259)	(608,952)
Provision for Income Taxes	—	—
Net Loss	$(1, 636,259)	$(608,952)
Loss per share
Basic	$(0.03)	$(0.02)
Weighted average shares outstanding, basic	62,282,697	28,453,060

The accompanying notes are an integral part of these financial statements.

  CO-SIGNER, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional	Deferred Stock	Subscription	Stock Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Compensation	Receivable	Deficit	Deficit
Balance, December 31, 2011	—	—	13,115,000	$13,115	$254,185	—	(119,300)	$(167,583)	$(19,583)
Common stock issued for cash	—	—	21,705,000	21,705	412,395	—	—	—	434,100
Collection of subscription receivable	—	—	—	—	—	—	119,300	—	119,300
Repurchase and cancellation of common stock	—	—	(1,100,000)	(1,100)	(20,900)	—	—	—	(22,000)
Return and cancellation of common stock	—	—	(1,000,000)	(1,000)	1,000	—	—	—	—
Contributed capital	—	—	—	—	10,000	—	—	—	10,000
Forgiveness of accrued salary	—	—	—	—	27,008	—	—	—	27,008
Net loss for the year ended December 31, 2012	—	—	—	—	—	—	—	(608,952)	(608,952)
Balance, December 31, 2012	—	—	32,720,000	32,720	683,688	—	—	(776,535)	(60,127)
Contributed capital	—	—	—	8,000	—	—	—	8,000
Recapitalization/Merger	—	—	111,111,120	111,111	(596,614)	—	—	54,124	(431,379)
Share cancellation	—	—	(30,555,560)	(30,556)	30,556	—	—	—	—
Debt discounts	—	—	—	—	72,388	—	—	—	72,388
Conversion of common stock to preferred stock, notes payable and warrants	1,173,041	1,173	(12,720,000)	(12,720)	(39,893)	—	—	—	(51,440)
Common stock issued for services	—	—	9,168,722	9,169	659,615	(186,749)	—	—	482,035
Common stock issued for conversion of debt	—	—	750,000	750	29,100	—	—	—	29,850
Common stock issued for cash and warrants	—	—	3,266,667	3,267	58,733	—	—	—	62,000
Issuance of warrants	—	—	—	—	14,034	—	—	—	14,034
Net loss for the year ended December 31, 2013	—	—	—	—	—	—	—	(1, 636,259)	(1, 636,259)
Balance, December 31, 2013	1,173,041	1,173	113,740,949	$113,741	$919,607	$(186,749)	$—	$(2,358,670)	$(1,510,898)

The accompanying notes are an integral part of these financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss for the year	$(1, 636,259)	(608,952)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	13,602	8,098
Impairment of note and interest receivable	—	177,907
Stock-based compensation	482,038	—
Derivative expense	91,357	—
Loss on extinguishment of debt	235,937	—
Change in fair value of derivative liability	(44,769)	—
Amortization of debt discount	201,643	—
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(483)	429
(Increase) in interest receivable, related party	—	(7,281)
(Increase) decrease in other receivable	275	(597)
Increase in accounts payable and accruals	567,293	12,768
Net cash used in operating activities	(89,366)	(417,628)
Cash flows from investing activities:
Purchase of property and equipment	(12,998)	(1,946)
Purchase of intangible assets	—	(34,310)
Issuance of note receivable, related party	—	(126,019)
Repayment of note receivable, related party	(6,060)	2,800
Net cash used in investing activities	(19,058)	(159,475)
Cash flows from financing activities:
Proceeds from notes payable, net	39,200	22,000
Contributed capital, related party	8,000	10,000
Proceeds from the sale of common stock	62,000	434,100
Collection of subscription receivable	—	119,300
Repurchase of common stock	—	(22,000)
Net cash provided by financing activities	109,200	563,400
Net increase (decrease) in cash	776	(13,703)
Cash at beginning of period	1,016	14,719
Cash at end of period	$1,792	$1,016
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Information:
Convertible note issued to extinguish a note payable totaling $491,945, account payable of $223,530 and accrued expenses of $183,999	$812,249	$—
Forgiveness of related party accrued liabilities	$—	$27,008
Notes payable, preferred stock and common stock warrants issued for cancellation of common stock in connection with merger	$56,588	$—
Common stock issued for conversion of debt	$29,850	$—
Issuance of common stock warrants in connection with debt	$14,034	$—
Beneficial conversion feature recorded in connection with convertible debt	$72,388	$—

The accompanying notes are an integral part of these financial statements.

COSIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The Company has adopted a December 31 year end.

Reclassification

Certain reclassifications have been made to conform the period year information to the 2013 classifications for comparative purposes.

Principles of consolidation

The consolidated financial statements include the accounts of Co-Signer, Inc. and Co-Signer.com, Inc.  All significant intercompany balances and transactions have been eliminated. Co-Signer, Inc. and Co-Signer.com, Inc., will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

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

Advertising and marketing costs

The Company expenses all costs of advertising as incurred.  During the year ended December 31, 2013 and 2012, there was $149,647 of and $70,281 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at December 31, 2013 and 2012.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. As of at December 31, 2013 and 2012, there have been no interest or penalties incurred on income taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2013	2012
Computer equipment	$6,446	$6,446
Property & equipment	22,600	—
Less: accumulated depreciation	(3,635)	(1,487)
Property and equipment, net	$25,411	$4,959

Depreciation expense for the years ended December 31, 2013 and 2012 was $2,148 and $1,487, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

	2013	2012
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(18,064)	(6,611)
Intangible assets, net	$17,746	$29,199

Amortization expense for the years ended December 31, 2013 and 2012 was $11,453 and $5,716, respectively.

NOTE 4 - NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. The note bears interest at a rate of 12% per annum and required monthly installments of $15,000 per month until paid in full commencing on July 10, 2012. Further, at the sole option of the holder, demand for payment could be made with a thirty-day written notice of such demand. In the event of default, the unpaid balance would accrue interest at a default rate of 18% per annum. Also pursuant to the terms of the note, it was convertible into shares of the Company’s common stock at the option of the holder at any time in whole or in part at a conversion rate of $0.10. On the commitment date, management evaluated the conversion feature with respect to the benefit of the holder and determined the value of the conversion feature to be equal to the face value of the note, $488,489. This amount has been recorded as a discount against the outstanding balance of the note. The discount is amortized to interest expense over the estimated life of the debt using the effective interest method. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note is now due in full on or before May 31, 2014. The conversion price of the Note has been amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877. Interest relating to the amortization of the debt discount for the year ended December 31, 2013 amounted to $69,772. As of December 31, 2013 there is $15,221 of accrued interest on the new note.

On April 9, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matured on January 15, 2014. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 42% discount to the 10-day average trading price prior to the conversion date. The Company recorded a discount in the amount of $42,500 in connection with the initial valuation of the derivative liability of the note to be amortized utilizing the interest method of accretion over the term of the note. In November 2013 total principle and accrued interest of $44,728 was paid in full. As a result of paying off the note the Company recognized a gain on the derivative liability of $49,745 and a loss on the extinguishment of debt of $18,572. In addition the expensing of the remaining debt discount of $6,957 was accelerated which resulted in an additional loss on extinguishment of debt of $6,957.

On June 3, 2013, the Company executed a convertible promissory note for $10,000. The note bears interest at 8% and matures in three years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $4,925, $949 of which has been amortized to interest expense. As of December 31, 2013, there is $462 of accrued interest on this note.

On June 10, 2013, the Company executed a convertible promissory note for $5,000. The note bears interest at 8% and matures in two years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company recorded a debt discount of $2,463, all of which was amortized to interest expense upon conversion. The note holder converted the full principle and accrued interest into shares of common stock. The conversion resulted in a loss on conversion of $24,660

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but its principal balance includes a loan fee of $5,000. Subsequent to December 31, 2013, the loan was extended with no specific terms of repayment.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. As of December 31, 2013, this note as accrued $1,067 in interest and has a derivative liability of $88,312.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note required the issuance of warrants to purchase 400,000 warrants. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. As of December 31, 2013, $1,154 of the discount has been amortized to interest expense and there is $444 of accrued interest.

On November 1, 2013, the Company executed a promissory note for $20,000. The note bears interest at 9% and matures in two years. As of December 31, 2013, there is $237 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of December 31, 2013 there is $984 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2013, there is $335 of accrued interest on this note.

As of December 31, 2013 the Company owed Chiles Valley, LLC, $20,000. The loan has no stated interest rate and is due on demand.

The maturities of these notes and the related party notes below, net of discounts for the next five years are:

Year Ended December 31,
2014	$1,002,173
2015	73,198
2016	6,026
2017	—
2018	51,440
Total Future Maturities	$1,132,837

A summary of the status of the Company’s derivative liabilities and the inputs used for the Black Scholes model to calculate those derivative liabilities are as follows:

Derivative Liabilities	Initial Valuation	Revaluation on 12/31/2013	Change in fair value of Derivative
JMJ – October 2, 2013	$129,184	$88,314	$40,870
JMJ – December 9, 2013	37,173	33,274	3,899
	$166,357	$121,588	$44,769

Derivative Liabilities	Stock price	Exercise price	Years to maturity	Volatility	Risk free rate
JMJ – Octobe r 2, 2013 Initial Valuation	$0.097	$0.033	1	176.72	0.11
Revaluation on December 31, 2013	$0.029	$0.126	.75	157.76	0.13
JMJ – December 9, 2013 Initial Valuation	$0.0398	$0.0168	1	186.91	0.13
Revaluation on December 31, 2013	$0.029	$0.0126	.92	157.76	0.13

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and was due August 21, 2013. As of December 31, 2013, an additional $8,500 was loaned and $2,200 of fees were added to the loan. $10,900 has been repaid on the note and there is $706 of accrued interest. The fees added to the note were for a forbearance agreement that extended the repayment terms to January 15, 2014.

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $27,318 of which has been amortized to interest expense. As of December 31, 2013, there is $3,548 of accrued interest on this note and an additional $12,760 has been loaned to the Company with an 5% interest rate and no other specific terms.

As of December 31, 2013, the Company owed a related party $16,360 for cash advances to assist in covering operating expenses. The loan is unsecured, due on demand, and has no stated interest rate.

NOTE 7 - FAIR VALUE MEASUREMENT

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of December 31, 2013.

	Level I	Level II	Level III	Fair Value
Convertible notes payable	—	$1,020,737	—	$1,020,737
Derivative liability	—	121,588	—	121,588
	—	$1,142,325	—	$1,142,325

NOTE 8 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock, of which 1,500,000 shares have been designated as Series “A” convertible preferred. In addition the Company is authorized to issue up to 440,000,000 shares of $0.001 par value common stock.

On August 12, 2013, the Company issued 23,000,000 shares of common stock and 1,173,041 shares of preferred stock pursuant to its merger agreement with Co-Signer,com, Inc. Pursuant to the merger agreement, upon closing, 30,555,560 shares of common stock held by a former officer and director, were canceled.

On May 15, 2013, the Company issued 446,500 shares of common stock for services. The shares were issued at $0.07 based on the market value of the common stock on the date of authorization for total non cash expense of $31,256.

On September 16, 2013, the Company issued 2,000,000 shares of common stock for services. The shares were issued at $0.085 based on the market value of the common stock on the date of authorization for total non cash expense of $170,000.

On November 1, 2013, the Company issued 2,222,222 shares of common stock for services. The shares were issued at $0.08 based on the market value of the common stock on the date of authorization for total non cash expense of $177,778, $148,148 of which has been booked to deferred stock compensation expense.

On November 7, 2013, the Company issued 3,000,000 shares of common stock for services. The shares were issued at $0.075 based on the market value of the common stock on the date of authorization for total non cash expense of $225,000.

On December 1, 2013, the Company issued 500,000 shares of common stock for services. The shares were issued at $0.03 based on the market value of the common stock on the date of authorization for total non cash expense of $15,050.

On December 9, 2013, the Company issued 1,000,000 shares of common stock to a Director for services. The shares were issued at $0.0398 based on the market value of the common stock on the date of authorization for total non cash expense of $39,800, $38,601 of which has been booked to deferred stock compensation expense.

On December 10, 2013, a note for $5,000 dated June 10, 2013, plus $190 of accrued interest was converted into 750,000 shares of common stock. The shares were converted at the market price on the date of conversion of $0.0398, which resulted in a loss on conversion of $24,660.

During the year ended December 31, 2013, the Company issued 3,266,667 shares of common stock for total cash proceeds of $62,000.

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

A summary of the status of the Company’s outstanding stock warrants as of November 30, 2013 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2012	—	$—
Issued	718,107	0.21
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2013	718,107	$0.21
Exercisable, December 31, 2013	51,440	$0.21

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2013	Weighted Average Exercise Price
$0.25 - 0.125	718,107	3.1 Years	$0.13	718,107	$0.13

NOTE 10 - INCOME TAXES

For the year ended December 31, 2013, the Company has incurred a net loss of $1,636,259 and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $2,359,000 at December 31, 2013, and will expire beginning in the year 2032.

The provision for Federal income tax consists of the following for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$556,328	$207,043
Less: valuation allowance	(556,328)	(207,043)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$820,350	$264,022
Valuation allowance	(820,350)	(264,022)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,412,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files income tax returns in the U.S. federal jurisdiction and in the state of Nevada.

NOTE 11 – COMMITMENTS

We rent approximately 4,100 square feet of office space in Las Vegas, Nevada on a month-to-month basis. We currently pay rent that escalates quarterly and culminates in a monthly rate of $2,500. Rent expense for the year ended December 31, 2013 was $19,270.

NOTE 12 - GOING CONCERN

As of December 31, 2013, the Company has a working capital deficit of $1,425,543, limited revenue and an accumulated deficit of $2,358,670. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 13 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2013 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

On January 3, 2014, the Company’s Board of Directors approved through a Unanimous Consent Resolution a short term bridge loan from Darren Magot, a Board Member, for $15,000.

On January 6, 2014, Co-Signer.com entered an exclusive contract to provide tenant screening and background information services with Contemporary Information Corporation (CIC). CIC is the nation’s leading tenant screening provider and supersedes the National Tenant Networks (NTN) as the exclusive service provider. On February 27, 2014, impressed with the Company’s service products and commitment to service prospective tenant clients and landlords, both companies entered mutual agreements to marketing tenant and employment screening services provided by CIC and residential rent assurance provided by Co-Signer.com.

On January 9, 2014, the Company’s Board of Directors approved issuance of an 8% Convertible Promissory Note for additional funding from Asher Enterprises for $32,500 in principal for the same terms as in November 2013 for $42,500. This funding was received by the Company immediately upon the filing of its 10Q report for the period ending November 30, 2013.

On January 11, 2014, the Company’s Board of Directors met and approved changing the fiscal year end date of the Company to a calendar year end date of December 31.

On January 11, 2014, the Company’s Board of Directors met and granted 175,000 shares of common stock, vested immediately, each to Anne Bove and Rebecca Eli, granted 500,000 shares of common stock, vested immediately, to Joseph Spaziano and 3,000,000 shares of common stock, vested immediately, to James P. Hodgins, President of Co-Signer.com, Inc. as additional compensation for services previously rendered.

On January 11, 2014, the Company’s Board of Directors met and authorized the establishment of an Employee Stock Option Plan for all employees of the Company and its subsidiaries. The Company’s CEO is to present for approval a detail plan (ESOP COSR 2014) at the next meeting of the Company’s Board of Directors in February 2014.

On January 11, 2014, the Company’s Board of Directors met and authorized an employment agreement for Darren Magot, its immediate past CEO, President, Treasurer, Chairman of the Board of Directors and current Director. The agreement grants Mr. Magot 250,000 shares of common stock, vested immediately, with options for 1,000,000 shares of common stock at $.08 per share for 10 years with varying monthly paid compensation from August 13 through December 15 as CEO and President ($1,500/mo.) and as Chairman and Treasurer ($500/mo.), and as a member of the Board of Directors ($500/mo).

On January 11, 2014, the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Charles J. Kalina, III) granting 2,000,000 warrants, vested immediately, for shares of common stock, convertible at $.05 per share for 5 years, for services to be rendered starting January 2, 2014 over the next 12 months.

On January 11, 2014, the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Steven J. Smith) granting 2,500,000 shares of common stock, vested immediately, and 2,000,000 warrants, vested immediately, of which 1,000,000 warrants are convertible at $.075 per share for 5 years and 1,000,000 warrants are convertible at $.10 per share for 7 years, for shares of common stock, for services to be rendered starting January 2, 2014 over the next 12 months.

On January 11, 2014, the Company’s Board of Directors met and approved the business consulting agreement with an interested party (Michael A. Chernine) granting 1,000,000 shares of common stock, vested immediately, for services to be rendered starting January 2, 2014 over the next 12 months.

On January 27, 2014, the Company’s Board of Directors approved through a Unanimous Consent Resolution issuance of an 8% Convertible Promissory Note with Darren Magot, a Board Member, for $37,500. This Note consolidates the short term bridge loan on January 3, 2014 along with two more installments received as of this date of $22,500. The Note is convertible into common shares of the Company stock at $.04 per share and issued 10,000,000 warrants at $.05 per share for 3 years.

On January 27, 2014, the Company’s Board of Directors approved through a Unanimous Consent Resolution a Memorandum of Understanding (MOU) for a joint venture to be named later between the Company, TAS Media Group, Inc. and Darren M. Magot, a Board Member. The MOU directs issuance of up to 200,000 common shares of the Company to Darren M. Magot for services to be rendered.

On February 3, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the issuance of the certificate to be issued by Empire Stock Transfer transferring from Finiks Capital to Strategic IR the Convertible Promissory Note issued to Finiks Capital for $65,000 in February 2013 and authorizing the conversion of the Note into the common shares of the Company’s stock.

On February 13, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the issuance of the 10% Convertible Promissory Note with Black Mountain Equities for $250,000.00, convertible into common shares of the Company with the first funding installment $25,000.

On February 13, 2014, the Company’s Board of Directors approved through a Unanimous Consent Resolution the Employment Agreement with Kurt A. Kramarenko that grants 1,000,000 common shares of the Company as a signing bonus, immediately fully vested, and issuing an option for 4,000,000 common shares of the Company stock at $.05 per share, with 500,000 shares vested per quarter, along with paid annual compensation of $72,000 and other incentives.

On February 17, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the issuance of 250,000 options each to Rebecca Eli and Anne Bove for past employment service at .05 for 3 years and 1,500,000 common shares to Gary R. Gottlieb for successful completion of August 13, 2013 merger and filing of Form 10Q for period ending August 31, 2013 and completion of its associated review.

On February 26, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the issuance of the 12% Convertible Promissory Note with GCEF Opportunity Fund, LLC for $72,500, with an original interest discount of $7,500. Additional consideration of 5,000,000 common shares of the Company stock will be issued immediately, fully vested.

On February 26, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the Consulting Agreement for one year with Strategic IR, LLC for compensation of 3,500,000 common shares of the Company stock, fully vested immediately.

On February 26, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the Consulting Agreement for one year with Joseph W. Abrams for compensation of 3,500,000 common shares of the Company stock, fully vested immediately.

On February 27, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution two marketing agreements for two years with Contemporary Information Corporation (CIC), exclusively, for tenant and employment screening services and other background information products provided by CIC and exclusively, residential rent assurance programs provided by Co-Signer.com.

On March 1, 2014, James P. Hodgins resigns as President, Vice President and Treasurer of Co-Signer.com, Inc. while remaining a member of the Board of Directors for Co-Signer.com, Inc.. Kurt A. Kramarenko is immediately appointed President and Treasurer of Co-Signer.com, Inc. by the Company’s Board of Directors through a Unanimous Consent Resolution.

On March 1, 2014, Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution a consulting agreement for one year with Gary Patterson and issuance of 500,000 common shares of the Company stock, fully vested immediately.

On March 3, 2014, the Company’s Board of Directors approved issuance of an 8% Convertible Promissory Note for additional funding from Asher Enterprises for $32,500 in principal for the same terms as in November 2013 for $42,500.

On March 6, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution the issuance of the 12% Convertible Promissory Note with Hanover Holdings, LLC for $38,000 convertible into common shares of the Company stock.

On March 27, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution an exclusive Service Agreement with HerbCentral.com to provide sales and marketing for their online cannabis service portal business for both commercial and consumer transactions. This is the first venture by the Company to maximize its Call Center with third party revenue generation.

On March 27, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution conversion of John R. Neal Convertible Promissory Note of $10,000 of June 2013 into 1,593,240 shares including earned interest as granted in the Note.

On April 2, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution a Posting Agreement with YouFunding, Inc. to conduct a crowd funding capital raise with a minimum funding target of $250,000 raised to a maximum of $1,250,000.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on his evaluation, he concluded that our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures were due to a lack of segregation of duties.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table contains information concerning our directors and executive officers as of March 31, 2014.

Name	Age	Position(s) and Office(s) Held
Kurtis A. Kramarenko	51	President, Chief Executive Officer, Interim Chief Financial Officer
Gary R. Gottlieb	57	Secretary and Director
Darren M. Magot	44	Director
Ed Arguelles	48	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Kurtis A. Kramarenko, our President and CEO, has been the principal of Autasha, LLC since November of 2007 and has been the head of business development for Ayers Basement Systems since November of 2011. In addition, he has been a member of the board of directors of Conceivex, Inc. since 2008. From June of 2000 to September of 2008, Mr. Kramarenko served as a senior specialty medical representative for Tap Pharmaceuticals, Inc. While at Tap Pharmaceuticals Inc., he led the company in national sales for three consecutive years and successfully launched several new drugs to the market. Mr. Kramarenko was the owner/operator of Double K Feeds, Pet & Ranch Supplies from 1997 to 2000. He was the National Sales Director for DeVries & Company from January of 1994 to September of 1995. Mr. Kramarenko was the Department Head - Fixed Income Desk at North American Financial from April of 1993 to November of 1993. He was the founder and President of Ashford Investments, Inc. from 1990 to 1993, the Investment Portfolio Manager for Mutual Savings Bank from 1988 to 1990, a Financial Consultant at First of Michigan Corporation from 1987 to 1988, and a Financial Consultant at Merrill Lynch from 1986 to 1987. At Mutual Savings Bank, whose assets totaled more than $1.2 billion, Mr. Kramarenko sat on the Asset/Liability Committee and was responsible for managing the institution’s $750 million portfolio. Some of his most significant accomplishments were the identification and recovery of $1 million in delinquent investment payments previously written off by the financial institution, and the reduction of its cost of funds on the reverse repurchase agreement portfolio by 200 basis points through direct negotiations, saving the institution $6 to 8 million dollars annually. Kurt holds a degree of Bachelor of Science in Business Administration from Michigan State University with a strong emphasis in finance, marketing and interpersonal communications. He has also preformed post graduate studies in business at both Central Michigan and Princeton University.

Gary R. Gottlieb, our Secretary and Director, has served as the President of ID Brandz, Inc. since December of 2011. Mr. Gottlieb was Secretary and a Director of LetUsCoSign, Inc. from June of 2001 through November of 2011. In the past, Mr. Gottlieb has worked with various private firms specializing in the nutraceuticals, IT Consulting, media, and marketing industries. Mr. Gottlieb has a BS in Business Administration from California State University in Northridge with an emphasis in Accounting and Management.

Edmund Arguelles, our Director, has been the Executive Vice President of Imagine Media Group, LLC for the past nine years. Prior to joining Imagine Media Group, he spent fifteen years working in marketing, retail and wholesale in the electronics and communications industries. Mr. Arguelles has experience in information technology services for the Department of Defense, and in managing I.T. service contracts for the U.S. Navy and Marine Corps. He has background experience in electronic engineering technology and information technology. Mr. Arguelles also current serves as the executive director of Prime Motivation, Inc., a non-profit corporation which creates educational experiences for youths.

Darren M. Magot is a Director and has former served as our President and CEO. Mr. Magot has nearly 20 years of selling experience leading teams in the accounting, utilities, and market research spaces. He is currently an AVP with United Sample where he has been for a year and a half. Before United Sample, Mr. Magot worked with Research Panel Asia for a year and Global Market Insight for five years ramping up their sales divisions. Mr. Magot has long been active with emerging companies, and has owned a number of business leveraging his sales and finance experience. Mr. Magot has a Finance degree from California State University, Chico and is active in many organizations in Southern California.

Directors

Our bylaws authorize no less than one (1) and no more than twelve (12) directors. We currently have three directors.

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

Code of Ethics

We have adopted a Code of Ethics for financial executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to Quarterly Report on Form 10-Q filed on July 20, 2011.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our President and CEO, Kurtis A. Kramarenko, has been paid a salary of $42,000 per year. Subsequent to the reporting period, and effective February 13, 2014, we entered into an Executive Employment Agreement with Mr. Kramarenko (the “Agreement”). The Agreement provides him with a base salary of $72,000 per year, together with a signing bonus of 1 million shares of the Company’s common stock fully vested immediately, and annual bonuses in the discretion of the Board. The initial term of the Agreement is for one year, subject to annual renewal by the Board. The Agreement contains various other terms and conditions and should be reviewed in its entirety for more information. The goals of the Agreement are to continue to retain Mr. Kramarenko with a cash salary commensurate with his experience and responsibilities, while also providing him an incentive to maximize shareholder value by vesting him with significant stock ownership. Mr. Kramarenko was also granted 1,000,000 shares of common stock as a bonus, together with warrants to purchase 4,000,000 shares of common stock at a price of $0.05, to be vested quarterly over two (2) years.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)	Total ($)
Kurtis A. Kramarenko, CEO, Interim CFO	2013 2012	$72,000 n/a	$	— $ n/a	$	— $ n/a	$	— $ n/a	$	— $ n/a	$	— n/a	$	— n/a	$72,000 n/a
Gary R. Gottlieb, Secretary, Director	2013 2012	$500 n/a	$	— $ n/a	$	— $ n/a	$	— $ n/a	$	— $ n/a	$	— n/a	$	— $ n/a	500 n/a
Darren M. Magot, former officer, Director	2013 2012	$11,250 n/a	$	— n/a	$	— $ n/a	$	— $ n/a	$	— $ n/a	$	— —	$	— n/a	11,250 n/a
Edward Meadows, former officer*	2013 2012	$$69,000 $73,000	$	— —	$	— —	$	— —	$	— —	$	— —		$425,000 —	494,900 73,000
Edward Wang, former officer*	2013 2012	$$60.062 $40,500	$	— —	$	— —	$	— —	$	— —	$	— —		$170,957 —	231,019 40,000

Narrative Disclosure to the Summary Compensation Table

During the year ended December 31, 2013, we paid $72,000 in cash compensation to our CEO, Kurtis Kramarenko. Our former CEO, Darren Magot, received $11,250 in compensation during the fiscal year. The stock and warrants granted to Mr. Kramarenko, as discussed above, were issued after December 31, 2014. Our Secretary, Mr. Gottlieb, received a grant of 1,500,000 shares of common stock subsequent to the fiscal year end.

* Figures for former officers Edward Meadows and Edward Wang relate to our former fiscal year ended February 28, and are for the former fiscal years ended February 28, 2013 and February 28, 2012.

Stock Option Grants

As discussed above, we granted our President and CEO, Mr. Kramarenko, warrants to purchase 4,000,000 shares of common stock at a price of $0.05, to be vested quarterly over two (2) years.

Outstanding Equity Awards At Fiscal Year-end Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Kurtis A. Kramarenko, CEO, Interim CFO	—	—	—	—	—	—	—	—	—
Gary R. Gottlieb, Secretary, Director	—	—	—	—	—	—	—	—	—
Darren M. Magot, former officer, Director	—	—	—	—	—	—	—	—	—

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gary R. Gottlieb	—	—	—	—	—	—	—
Darren Magot	—	—	—	—	—	—	—
Edmund Arguelles	—	—	—	—	—	—	—

Narrative Disclosure to the Director Compensation Table

Our director Edmund Arguelles was granted 1,000,000 shares of common stock as compensation for the next two years of director service. The stock granted to Mr. Arguelles vests quarterly and, as of December 31, 2013, no shares were vested. Our director Darren Magot has entered into an employment agreement with us under which he was granted 250,000 shares of common stock as a signing bonus and options to purchase 1,000,000 share of common stock at a price of $0.08 per share, vested at a rate of 250,000 per quarter. These shares and options were issued after the end of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our capital stock by each executive officer and director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 170,102,882 shares common stock issued and outstanding as of April 14, 2014.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Kurtis A. Kramarenko 1450 Biscayne Way Haslett, MI 48840	2,000,000(1)	1.18%
Common	Gary R. Gottlieb 3625 W. MacArthur Blvd. #301 Santa Ana, CA 92704	1,500,000	0.88%
Common	Darren M. Magot 9061 Niguel Circle Huntington Beach, CA 92646	750,000(2)	0.44%
Common	Edmund Arguelles 265-1/2 Broadway Chula Vista, CA 91910	2,500,000	1.47%
	All Officers and Directors as a Group	6,750,000	3.97%
	Other 5% owners
Common	Finiks Capital, LLC(3) 6250 Mountain Vista St., #C1 Henderson, NV 89014	20,000,000	11.76%
Common	MCKEA Holdings, LLC(4) P.O. Box 3587 Tustin, CA 92781	26,555,560	15.61%

(1) Includes 1,000,000 shares of common stock, together with vested options to purchase 1,000,000 shares of common stock (out of a total award of 4,000,000 options) at a price of $0.05 per share.

(2) Includes 250,000 shares of common stock, together with vested options to purchase 500,000 shares of common stock (out of a total award of 1,000,000 options) at a price of $0.08 per share.

(3) James P. Hodgins is the Managing Member of Finiks Capital, LLC and, in that capacity, has the authority to make voting and investment decisions regarding its common stock.

(4) Kristine L. Ault is the Managing Member of MCKEA Holdings, LLC and, in that capacity, has the authority to make voting and investment decisions regarding its common stock.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as set forth below,none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us:

1. Mr. Gottlieb, our Secretary and a Director, was formerly the Secretary, Director and Co-Founder of LetUsCoSign, Inc. Our wholly-owned subsidiary, Co-Signer.com, Inc. acquired the assets of LetUsCoSign, Inc. on January 1, 2012. Subsequently, on August 13, 2013, we acquired all of the issued and outstanding stock of Co-Signer.com, Inc.

2. Mr. Arguelles, a Director, is the Executive Vice President of Imagine Media Group, Inc. Imagine Media Group has contracted to develop and maintain our online presence. Its responsibilities include database development, application processing and evaluation, and developing and maintaining an integrated tenant screening, sales and marketing program. Our relationship with Imagine Media Group is governed by Client Service Contract dated July 1, 2013, a copy of which was filed with our Current Report on Form 8-K filed August 15, 2013.

3. Darren Magot, our former CEO and a Director, has entered into an employment agreement with us under which he was granted 250,000 shares of common stock as a signing bonus and options to purchase 1,000,000 share of common stock at a price of $0.08 per share, vested at a rate of 250,000 per quarter.

4. We entered short term loan dated January 3, 2014 with our director and former CEO, Darren Magot, for $15,000.00 at 10% simple interest per annum and a $750.00 loan fee per week until all principal and interest is paid in full. This note had an initial due date of January 14, 2013 and was extended until January 31, 2014. On January 27, 2014, we issued an 8% Convertible Promissory Note to Darren Magot for $37,500. This Note consolidates the short term bridge loan on January 3, 2014 along with two more installments received as of this date of $22,500. The Note is convertible into common shares of our common stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 10,000,000 shares of our common stock at $.05 per share, exercisable for three years.

5. Effective February 13, 2014, we entered into an Executive Employment Agreement with Kurt Kramarenko, our President and CEO (the “Agreement”). The Agreement provides him with a base salary of $72,000 per year, together with a signing bonus of 1 million shares of the Company’s common stock fully vested immediately, and annual bonuses in the discretion of the Board. The initial term of the Agreement is for one year, subject to annual renewal by the Board. The Agreement contains various other terms and conditions and should be reviewed in its entirety for more information. The goals of the Agreement are to continue to retain Mr. Kramarenko with a cash salary commensurate with his experience and responsibilities, while also providing him an incentive to maximize shareholder value by vesting him with significant stock ownership. Mr. Kramarenko was also granted 1,000,000 shares of common stock as a bonus, together with warrants to purchase 4,000,000 shares of common stock at a price of $0.05, to be vested quarterly over two (2) years.

6. We are party to a $65,000 note dated February 1, 2013 with Finiks Capital, LLC. Finiks is the owner of approximately 11.76% of our common stock. The note bears interest at a rate of five percent (5%) per year, and is due on or before February 1, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.0065 per share at the option of the holder. Finiks has made additional advances under the note. As of December 31, 2013, the balance was $77,760.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

Financial Statements for the Year Ended	Audit Services	Audit Related Fees	Tax Fees	Other Fees
December 31, 2013	$22,000	$11,500	$0	$3,000
February 29, 2013	$14,000	$7,500	$0	$0
February 28, 2012	$18,000	$5,500	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement(5)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(5)
3.4	Certificate of Designation for Series A Convertible Preferred Stock(5)
10.1	Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations(4)
10.2	Form of 8% Secured Note(5)
10.3	Form of $0.25 Warrant(5)
10.4	Client Service Contract with Imagine Media Group, LLC(5)
10.5	Lease Agreement for facility at 6250 Mountain Vista Street, Suite C-1(5)
10.6	Promissory Note issued to Chiles Valley, LLC(5)
10.7	8% Convertible Promissory Note issued to John Neal(5)
10.8	$400,000 Promissory Note with JMJ Financial(6)
10.9	Promissory Note issued to Robert and Suzanne Roysden(5)
10.10	8% Convertible Promissory Note issued to Finiks Capital, LLC(5)
10.11	9% Convertible Note(7)
10.12	Asher Enterprises Promissory Note Dated November 25, 2013(8)
10.13	Asher Enterprises Securities Purchase Agreement November 25, 2013(8)
10.14	Promissory Note with Darren M. Magot Dated January 3, 2014(8)
10.15	Asher Enterprises Promissory Note Dated January 9, 2014(8)
10.16	Asher Enterprises Securities Purchase Agreement January 9, 2014(8)
10.17	Darren Magot Employment Agreement(8)
10.18	Charles K. Kalina, III Consulting Agreement(8)
10.19	Steven J. Smith Consulting Agreement(8)
10.20	Michael A. Chernine Consulting Agreement(8)
10.21	Convertible Promissory Note with Cane Clark LLP dated June 29, 2012(3)
10.22	First Amendment to Convertible Promissory Note with Cane Clark LLP, dated November 30, 2012(3)
10.23	Second Amendment to Convertible Promissory Note with Cane Clark LLP(7)

10.24**	9% Convertible Note with Charles J. Kalina
10.25**	9% Convertible Note with Stephen J. Smith
10.26**	Asher Enterprises Promissory Note Dated March 3, 2014
10.27**	Asher Enterprises Securities Purchase Agreement March 3, 2014
10.28**	Convertible Promissory Note with Black Mountain Equities
10.29**	Convertible Promissory Note with GCEF Opportunity Fund
10.30**	Convertible Promissory Note with Hanover Holdings I, LLC
10.31**	Kurt Kramarenko Employment Agreement
10.32**	Services Agreement with IRTH Communications, LLC
10.33**	Consultant Agreement with Strategic IR, Inc.
10.34**	Promissory Note with Darren Magot dated January 27, 2013
10.35**	Joseph W. Abrams Consulting Agreement
10.36**	Affiliate Marketing Agreement with Contemporary Information Corp.
10.37**	Marketing Affinity Agreement with Contemporary Information Corp.
10.38**	Consulting Agreement with Gary Patterson
14.1	Code of Business Conduct and Ethics(2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1/A filed June 10, 2010.

(2) Incorporated by reference to Quarterly Report on Form 10-Q filed July 20, 2011.

(3) Incorporated by reference to Annual Report on Form 10-K filed July 11, 2013.

(4) Incorporated by reference to Current Report on Form 8-K filed August 5, 2013.

(5) Incorporated by reference to Current Report on Form 8-K filed August 15, 2013.

(6) Incorporated by reference to Current Report on Form, 8-K filed September 27, 2013.

(7) Incorporated by reference to Current Report on Form 8-K filed November 8, 2013.

(8) Incorporated by reference to Quarterly Report on Form 10-Q filed January 21, 2013.

** Provided hereto

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Co-Signer, Inc.

By:	/s/ Kurtis A. Kramarenko
Kurtis A. Kramarenko President, Chief Executive Officer, and Interim Chief Financial Officer
April 15, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kurtis A. Kramarenko
Kurtis A. Kramarenko President, Chief Executive Officer, and Interim Chief Financial Officer
April 15, 2014

By:	/s/ Gary R. Gottlieb
Gary R. Gottlieb Secretary and Director
April 15, 2014

By:	/s/ Darran M. Magot
Darren M. Magot Director
April 15, 2014

By:	/s/ Edmund Argulles
Edmund Arguelles Director
April 15, 2014

