Form 10-K/A
period 2013-12-31
Co-Signer, Inc.
filed 2014-04-17
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Co-Signer, Inc. (the “Company”) for the year ended December 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2014. The Amendment is being filed to submit Exhibit 101 in its entirety. The Amendment revises the detail tagging included in Note 4, Note 6 and Note 13 on Exhibit 101 (XBRL interactive data).

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

PART II – OTHER INFORMATION

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

**Provided herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Co-Signer, Inc.

By:	/s/ Kurtis A. Kramarenko
Kurtis A. Kramarenko President, Chief Executive Officer, and Interim Chief Financial Officer
April 16, 2014

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Kurtis A. Kramarenko
Kurtis A. Kramarenko President, Chief Executive Officer, and Interim Chief Financial Officer
April 16, 2014

By:	/s/ Gary R. Gottleib
Gary R. Gottlieb Secretary and Director
April 16, 2014

By:	/s/ Darren M. Magot
Darren M. Magot Director
April 16, 2014

By:	/s/ Edmund Arguelles
Edmund Arguelles Director
April 16, 2014

1