Form 10-Q
period 2014-03-31
Co-Signer, Inc.
filed 2014-05-20
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,484,189 as of May 16, 2014.

2

CO-SIGNER, INC.

Item 1. Financial Statements

CO-SIGNER, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$1,816	$1,792
Accounts receivable	483	483
Other receivable	46,572	322
Prepaid expenses	68,135	23,647
Total Current Assets	117,006	26,244

Deposits	2,150	2,150
Property and equipment, net	23,023	25,411
Intangible assets, net	14,926	17,746
Total Assets	$157,105	$71,551

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Accounts payable	$377,719	$279,040
Accrued liabilities	24,030	24,030
Accrued interest	64,033	24,954
Derivative liability	283,719	121,588
Notes payable, related party	83,817	16,360
Notes payable	17,300	44,300
Convertible notes payable, net of discounts of $165,595 and $60,234, respectively	1,055,354	941,515
Total Current Liabilities	1,905,972	1,451,787
Long Term Liabilities:
Notes payable	51,440	51,440
Convertible notes payable, related party net of discounts of $0 and $37,682, respectively	—	40,078
Convertible notes payable, related party net of discounts of $11,151 and $16,856, respectively	34,849	39,144
Total Liabilities	1,992,261	1,582,449

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 8,500,000 authorized, no shares issued and outstanding
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 and 0 shares issued and outstanding, respectively	1,173	1,173
Common stock; $0.001 par value, 440,000,000 shares authorized, 148,184,189 and 113,740,949 issued and outstanding, respectively	148,184	113,741
Additional paid in capital	2,310,713	919,607
Deferred stock compensation	(814,250)	(186,749)
Accumulated deficit	(3,480,976)	(2,358,670)
Total Stockholders’ Deficit	(1,835,156)	(1,510,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$157,105	$71,551

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenue	$11,597	$20,568
Cost of revenue	3,075	—
Gross revenue	8,522	—

Expenses:
Professional fees	30,686	6,165
Salaries and wages	39,894	21,037
Advertising and promotion	64,638	14,240
Stock-based compensation expense	462,427	—
General and administrative	128,567	20,916
Total operating expenses	726,212	62,358
Loss from operations	(717,690)	(41,790)

Other income and (expense):
Interest expense	(44,458)	—
Amortization of debt discount	(87,227)	—
Change in fair value of derivative liability	141,210	—
Derivative expense	(154,141)	—
Loss on issuance of debt	(260,000)	—
Total other income (expense)	(404,616)
Loss before Provision for Income Taxes	(1,122,306)	(41,790)

Provision for Income Taxes	—	—

Net Loss	$(1,122,306)	$(41,790)
Loss per share Basic	$(0.01)	$(0.00)
Weighted average shares outstanding, basic	131,794,462	32,720,000

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(1,122,306)	$(41,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,208	3,349
Stock-based compensation	462,427	—
Derivative expense	154,141	—
Loss on issuance of debt	260,000	—
Change in fair value of derivative liability	(141,210)	—
Amortization of debt discount	87,227	—
Change in assets and liabilities:
(Increase) in other receivables	(46,250)	—
(Increase) decrease in prepaid expenses and other assets	(20,788)	875
Increase (decrease) in accounts payable and accruals	140,375	(2,617)
Net cash used in operating activities	(221,176)	(40,183)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,599)
Issuance of note receivable, related party	—	1,000
Net cash used in investing activities	—	(1,599)

Cash flows from financing activities:
Proceeds from notes payable	188,000	32,350
Payments on notes payable	(7,000)	—
Proceeds from notes payable, related party	60,200	—
Payments on notes payable, related party	(20,000)	—
Contributed capital, related party	—	10,000
Net cash provided by financing activities	221,200	42,350
Net increase in cash	24	568
Cash at beginning of period	1,792	1,016
Cash at end of period	$1,816	$1,584

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Information:
Common stock issued for conversion of debt	$75,622	$—

The accompanying notes are an integral part of these consolidated financial statements.

CO-SIGNER, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results for the full fiscal year.

Reclassification

Certain reclassifications have been made to conform the prior year information to the 2014 classifications for comparative purposes.

Principles of consolidation

The consolidated financial statements include the accounts of Co-Signer, Inc. and Co-Signer.com, Inc.  All significant intercompany balances and transactions have been eliminated. Co-Signer, Inc. and Co-Signer.com, Inc., will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collectability is reasonably assured. Our revenue recognition policies are consistent with these criteria. For Tenant Application fees revenue is recognized at the time each application is submitted. Upon the signing of a Co-Signer.com Tenant Agreement and the corresponding Co-Signer.com, Inc. Landlord Agreement supplemented by the executed Tenant Client’s lease, the Company recognizes the revenue for each Surety Fee as indicated in the Tenant Agreement, usually on a monthly basis.

Default Rent Reserve Policy

The Company reviews each calendar quarter whether a default rent reserve should be established and funded. As of March 31, 2014 the Company has not considered it necessary to fund such a reserve. The Company’s pricing model provides cash flows to offset default risk when losses are below 100% of the lowest default rate per Experian Rent Bureau’s analysis of default rates of tenants that are “Unscoreable”. That number for 2013 was 9.00%. If the Company is to experience losses above 9%, it will then fund a reserve account based upon trend.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, receivables, prepaids, inventory, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of March 31, 2014.

	Level I	Level II	Level III	Total
Derivative liability	$—	$283,719	$—	$283,719

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

Advertising and Marketing costs

The Company expenses all costs of advertising as incurred.  For the three months ended March 31, 2014 and 2013, there was $64,638 of and $14,240 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at March 31, 2014.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. For the three months ended March 31, 2014 and 2013, there have been no interest or penalties incurred on income taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	March 31, 2014	December 31, 2013
Computer equipment	$6,446	$6,446
Property & equipment	22,600	22,600
Less: accumulated depreciation	(6,023)	(3,635)
Property and equipment, net	$23,023	$25,411

Depreciation expense for the three months ended March 31, 2014 and 2013 was $2,388 and $530, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	March 31, 2014	December 31, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(20,884)	(18,064)
Intangible assets, net	$14,926	$17,746

Amortization expense for the three months ended March 31, 2014 and 2013 was $2,820 and $2,820, respectively.

NOTE 4 - NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note is now due in full on or before May 31, 2014. The conversion price of the Note has been amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877. Interest relating to the amortization of the debt discount for the year ended December 31, 2013 amounted to $69,772. As of March 31, 2014 there is $39,255 of accrued interest on the new note.

On June 3, 2013, the Company executed a convertible promissory note for $10,000. The note bears interest at 8% and matures in three years. The loan is convertible at any time into shares of common stock at $0.0067 per share. As a result of the conversion feature the Company has recorded a debt discount of $4,925. On March 27, 2014 the principle amount of $10,000 and accrued interest of $622 was converted into 1,953,240 shares of commons stock. As a result of the conversion the remaining unamortized debt discount of $3,976 was accelerated and expensed to debt discount interest expense.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the quarter ended March 31, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On August 12, 2013, in connection with the merger, the Company issued $51,400 of new notes. The notes are secured, bear interest at 8% and mature in five years. As of March 31, 2014 there is $2,604 of accrued interest on these notes.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. For the initial advance the Company recorded a debt discount in the amount of $55,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $129,184 based on the Black Scholes Merton pricing model. As of March 31, 2014; $27,123 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $69,947 resulting in a gain on the change in fair value of the derivative. As of March 31, 2014 the total accrued interest and fees is $7,222; the note is shown net of a debt discount of $27,877 at March 31, 2014.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note required the issuance of warrants to purchase 400,000 warrants. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. As of March 31, 2014, $2,884 of the discount has been amortized to interest expense and there is $1,110 of accrued interest.

On November 1, 2013, the Company executed a promissory note for $16,000. The note bears interest at 9% and matures in two years. As of March 31, 2014, there is $592 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of March 31, 2014 there is $2,537 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of March 31, 2014, there is $1,174 of accrued interest on this note.

The Company received its second payment from JMJ towards the loan of $22,000 on December 9, 2013. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $37,173 based on the Black Scholes Merton pricing model. As of March 31, 2014; $6,137 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $25,615 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $13,863 at March 31, 2014 and has accrued interest of $2,889.

As of December 31, 2013 the Company owed Chiles Valley, LLC, $20,000. This loan was repaid in full during the quarter ended March 31, 2014.

On January 8, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 10, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of March 31, 2014, there is $499 of accrued interest on this note.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025. For the initial advance the Company recorded a debt discount in the amount of $30,000 (payment plus 10% original discount and one time interest charge) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $82,251 based on the Black Scholes Merton pricing model. As of March 31, 2014; $3,863 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $40,917 resulting in a gain on the change in fair value of the derivative. As of March 31, 2014 the note is shown net of a debt discount of $26,137.

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, includes an original issue discount of $7,500. The note bears a onetime 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $81,200 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $179,454 based on the Black Scholes Merton pricing model. As of March 31, 2014; $7,564 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $105,617 resulting in a gain on the change in fair value of the derivative. As of March 31, 2014 the note is shown net of a debt discount of $77,636. In addition to the terms outlined above the Company issued to GCEF 5,000,000 shares of common stock. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 3, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 10, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of March 31, 2014, there is $181 of accrued interest on this note.

On March 14, 2014, the Company issued a Convertible Promissory Note to Hanover Holdings I, LLC in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. The Company recorded a debt discount in the amount of $38,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $41,636 based on the Black Scholes Merton pricing model. As of March 31, 2014; $13,918 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $41,623 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $24,082 at March 31, 2014 and has accrued interest of $311.

The maturities of these notes and the related party notes below, net of discounts for the next five years are:

Year Ended December 31,
2014	$1,156,471
2015	34,849
2016	—
2017	—
2018	51,440
Total Future Maturities	$1,242,760

A summary of the status of the Company’s debt discounts including original issue discounts, and derivative liabilities, and changes during the periods is presented below:

Debt Discount	December 31, 2013	Additions	Amortization	March 31, 2014
Finiks Capital – February 1, 2013	$37,682		$(37,682)	$—
Neal – June 3, 2013	3,975	—	(3,975)	—
JMJ – October 2, 2013	41,439	—	(13,562)	27,877
Kalina – November 1, 2013	12,881	—	(1,730)	11,151
JMJ – December 9, 2013	18,795		(4,932)	13,863
Black Mountain Equities, Inc. – February 13, 2014	—	30,000	(3,863)	26,137
GCEF Opportunity Fund, LLC – February 26, 2014	—	81,200	(7,564)	73,636
Hanover Holdings, LLC – March 14, 2014	—	38,000	(13,918)	24,082
	$114,772	$149,200	$(87,226)	$176,746

Derivative Liabilities	December 31, 2013	Initial valuation	Revaluation on 3/31/14	(Gain) loss of fair value of derivative
JMJ – October 2, 2013	$88,314	$—	$69,948	$(18,366)
JMJ – December 9, 2013	33,274	—	25,615	(7,659)
Black Mountain Equities, Inc. – February 13, 2014	—	82,251	40,916	(41,335)
GCEF Opportunity Fund, LLC – February 26, 2014	—	179,454	105,617	(73,837)
Hanover Holdings, LLC – March 14, 2014	—	41,636	41,623	(13)
	$121,588	$303,341	$283,719	$(141,210)

Original Issue Discount	December 31, 2013	Additions	Amortization	March 31, 2014
JMJ – October 2, 2013	$3,767	$—	$(1,233)	$2,534
JMJ – December 9, 2013	1,879	—	(493)	1,386
Black Mountain Equities, Inc. – February 13, 2014	—	5,000	(137)	4,863
GCEF Opportunity Fund, LLC – February 26, 2014	—	16,200	(1,465)	14,735
Darren Magot – January 27, 2014	—	2,500	(833)	1,667
	$5,646	$23,700	$(4,161)	$25,185

NOTE 5- RELATED PARTY TRANSACTIONS

Notes Payable

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with Finiks Capital, a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $27,318 of which has been amortized to interest expense. As of December 31, 2013 an additional $12,760 had been loaned to the Company with a 5% interest rate and no other specific terms.

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and was due August 21, 2013. As of March 31, 2014, an additional $8,500 was loaned and $2,200 of forbearance fees were added to the loan. $10,900 has been repaid on the note and there is $916 of accrued interest. Subsequent to March 31, 2014 this note was paid in full.

On January 19, 2014, Finiks Capital transferred its rights to the $65,000 promissory note and $3,879 of accrued interest to Strategic IR, Inc.

On January 27, 2014, the Company executed a convertible promissory note for $37,500 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of March 31, 2014 $3,000 has been repaid on the note and there is $505 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

As of March 31, 2014, the Company owed a related party $34,657 for cash advances to assist in covering operating expenses. The loan is unsecured, due on demand, and has no stated interest rate.

Stock Issuances

On January 10, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non cash expense of $204,905.

On February 12, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered. The shares were issued at $0.04 based on the market value of the common stock on the date of authorization for total non cash expense of $50,000.

NOTE 6 - STOCKHOLDERS’ DEFICIT

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

On August 12, 2013, the Company issued 23,000,000 shares of common stock and 1,173,041 shares of preferred stock pursuant to its merger agreement with Co-Signer.com, Inc. Pursuant to the merger agreement, upon closing, 30,555,560 shares of common stock held by a former officer and director, were canceled.

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

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non cash expense of $98,000, $73,500 of which has been booked to deferred stock compensation expense.

On January 10, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non cash expense of $204,905.

On February 12, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered. The shares were issued at $0.04 based on the market value of the common stock on the date of authorization for total non cash expense of $50,000.

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non cash expense of $364,000, $301,210 of which has been booked to deferred stock compensation expense.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non cash expense of $43,500, $26,583 of which has been booked to deferred stock compensation expense.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principle and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the quarter ended March 31, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

NOTE 7- WARRANTS

Pursuant to the terms and conditions of the merger agreement dated August 12, 2013, the Company issued 51,440 warrants. The aggregate fair value of the warrants totaled $3,975 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.25, 1.39% risk free rate, 207% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the convertible note dated November 2, 2013, the Company issued 400,000 warrants. The aggregate fair value of the warrants totaled $14,034 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.13, .61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the common stock purchase agreement dated November 2, 2013, the Company issued 266,667 warrants. The aggregate fair value of the warrants totaled $17,580 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.13 .61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $24,544 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.075 .13% risk free rate, 158% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $26,123 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.10 .13% risk free rate, 158% volatility and expected life of the warrants of 7 years.

Pursuant to the terms and conditions of the consulting agreement dated February 12, 2014, the Company issued 2,000,000 warrants. The aggregate fair value of the warrants totaled $56,586 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 178% volatility and expected life of the warrants of 5 years.

On February 17, 2014, the Company issued 500,000 warrants. The aggregate fair value of the warrants totaled $15,561 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 182% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2013	718,107	$0.21

Issued	4,500,000	0.07
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2014	5,218,107	$0.21
Exercisable, March 31, 2014	4,738,940	$0.08

		Outstanding			Exercisable
Range of Exercise Prices		Number Outstanding at 3/31/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2014	Weighted Average Exercise Price
$	0.05-0.25	5,218,107	4.7 Years	$0.08	4,738,940	$0.13

NOTE 8 – STOCK OPTIONS

On February 13, 2014, the Company granted Kurt Kramarenko, CEO 4,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 500,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $133,984 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 206% volatility and expected life of the warrants of 2 years.

On January 1, 2014, the Company granted Darren Magot, a Director, 1,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 250,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $72,725 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 180% volatility and expected life of the warrants of 5 years.

A summary of the status of the Company’s outstanding stock options as of March 31, 2014 and changes during the periods is presented below:

	Option	Weighted Average Price
Outstanding, December 31, 2013	—	$—

Issued	5,000,000	0.06
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2014	5,000,000	$0.06
Exercisable, March 31, 2014	750,000	$0.06

		Outstanding			Exercisable
Range of Exercise Prices		Number Outstanding at 3/31/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/2014	Weighted Average Exercise Price
$	0.05-0.08	5,000,000	2.4 Years	$0.06	750,000	$0.06

NOTE 9 – COMMITMENTS

We rent approximately 4,100 square feet of office space in Las Vegas, Nevada on a month-to-month basis. We currently pay rent that escalates quarterly and culminates in a monthly rate of $2,500. Rent expense for the three months ended March 31, 2014 was $7,500.

NOTE 10 - GOING CONCERN

As of March 31, 2014, the Company has a working capital deficit of $1,788,966, limited revenue and an accumulated deficit of $3,480,976. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described below.

On April 2, 2014, the Company’s Board of Directors approved and authorized through a Unanimous Consent Resolution a Posting Agreement with YouFunding, Inc. to conduct a crowd funding capital raise with a minimum funding target of $250,000 raised to a maximum of $1,250,000.

On April 16, 2014, the Company’s Board of Directors approved issuance of an 8% Convertible Promissory Note for additional funding from KBM Worldwide for $42,500 in principal for the same terms as the pervious promissory notes.

On April 16, 2014, the Company’s Board of Directors approved issuance of a Convertible Promissory Note for additional funding from JMJ Enterprises for $40,000 in principal for the same terms as the promissory note dated September 23, 2013.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

On August 12, 2013, we acquired all of the issued and outstanding common stock of Co-Signer.com, Inc., a private Nevada corporation (“Co-Signer.com”). As a result of the acquisition, we divested our former consumer electronics business and began to focus on the business of Co-Signer.com, Inc. as our primary line of business. The Company reserves the right to explore and pursue other opportunities that may be presented to its management and provide additional revenues, market share or value for the Company and its shareholders. Co-Signer.com was incorporated on December 16, 2011 as a closely held Nevada corporation for the purpose of providing real estate financial services to tenants that were required to have a cosigner for their residential lease due to either no, poor or bad credit. The service is marketed as an added-value proposition for tenant screening services, property management associations or as a direct service to property management companies and landlords willing to accept commercialized cosigning services for “good people with less than perfect” credit.”

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

Over the past thirty three (33) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets.

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

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening service for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired. Co-Signer.com entered an agreement on January 6, 2014 with Contemporary Information Corporation (CIC), the nation's highest rated credit information service bureau, which provides comprehensive tenant screening services to over 10,000 property managers.

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

Expansion and Development

Co-Signer.com currently has provided services to over sixty tenant clients and approximately three dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

•	Real estate brokers and realtors in the top 25 U.S. rental markets;
•	All realtors who service specialize in single-family and multi-residential short sales;
•	The top 500 property management companies in the U.S.;
•	The apartment association for each of the 50 U.S. states and the local chapters in the top 25 U.S. rental markets; and
•	The members of the National Association of Realtors, the National Apartment Association, and the National Association of Real Property Managers, an association specializing in the single-family home leasing industry.

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

Results of Operations for the Three Months ended March 31, 2014 and 2013.

Revenue

For the three months ended March 31, 2014, revenue was $11,597 compared to $20,568 for the three months ended March 31, 2013; a decrease of $8,971 or 43%.

Cost of Revenue

During the three months ended March 31, 2014 we had one client default their lease obligation for which we were liable. This resulted in a cost of revenue expense of $3,075.

Operating Expenses

Professional fees for the three months ended March 31, 2014 were $30,686, as compared to $6,165 for the three months ended March 31, 2013, an increase of $24,521 or 398%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit. The increase in the current period can be attributed to an increase in these fees associated with our new reporting status.

Salaries and wage expense for the three months ended March 31, 2014 was $39,894, as compared to $21,037 for the three months ended March 31, 2013, an increase of $18,857 or 89%.   The increase in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the three months ended March 31, 2014 was $64,638, as compared to $14,240 for the three months ended March 31, 2013. The increase is due to increased efforts to promote the business.

Stock based compensation is a non cash expense incurred from the issuance of shares of the Company’s common stock, warrants and options which have been issued for services to both employees and other service providers. During the three months ended March 31, 2014, we incurred $53,896 of expense as a result of fair valuing options and warrants that were issued. We recorded $40,000 for the issuance of 1,000,000 shares of common stock to our CEO and $368,531 for issuance of shares to various service providers.

General and administrative expense for the three months ended March 31, 2014 was $128,567, as compared to $20,916 for the three months ended March 31, 2013, an increase of $107,651. The increase can be attributed to an increase in the expense incurred for outside services, travel and increases in other general business expenses in conjunction with increased operations.

Other income and expense

During the three months ended March 31, 2014 we incurred $87,227 of expense for amortization of debt discount, derivative expense of $154,141 and had a gain on the change in fair value of our derivative liability of $141,210, none of which we had in the prior year. These new gains and losses are a result of the derivative accounting required for the issuance of convertible debt. There was also a loss on the issuance of debt of $260,000 and an increase in interest expense of $44,458, both of which were $0 in the prior period.

Net Loss

Overall we recorded a net loss of $1,122,306 for the three months ended March 31, 2014, as compared to a net loss of $41,790 for the three months ended March 31, 2013, an increase of $1,080,516.   As discussed above the increase in net loss can in part be attributed to stock issued for services, an increase in the amortization of debt discount, derivative and interest expense and the loss on extinguishment of debt.

Liquidity and Capital Resources

As of March 31, 2014, we had an accumulated deficit of $3,480,976 and a working capital deficit of $1,788,966. For the three months ended March 31, 2014, net cash used in operating activities was $221,176 and we netted $221,200 from financing activities.

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

On June 12, 2013, the Company executed a promissory note with Robert and Suzanne Roysden for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the quarter ended March 31, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety days after the date of issue, a one time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. The Company received its second payment from JMJ towards the loan of $22,000 on December 9, 2013. On April 16, 2014, we received an additional $40,000 advance under Note, as documented by an Amendment to the Note dated April 16, 2014.

On November 1, 2013, we entered into a $30,000, 9% Convertible Promissory Note with Charles J. Kalina III. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note requires the issuance of warrants to purchase 400,000 shares of common stock at a price of $1.25, exercisable for three years.

On November 1, 2013, we entered into a 9% Convertible Promissory Note with Stephen J. Smith for $16,000. The note bears interest at 9% and matures in two years. In addition, the note requires the issuance of warrants to purchase 266,667 shares of common stock at a price of $1.25, exercisable for three years.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire a prior Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share.

We have also received short term financing from Asher Enterprises, Inc. (“Asher”) under a series of Securities Purchase Agreements (the “SPAs”) and a Convertible Promissory Notes (the “Notes”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine (9) months from issue. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Notes is a 42% discount to the Market Price of our common stock on the conversion date.

Our financings to date with Asher are as follows:

Date	Due Date	Principal Amount
November 25, 2013	August 27, 2014	$42,500
January 9, 2014	October 10, 2014	$32,500
March 3, 2014	December 5, 2014	$32,500
	Total	$107,500

On January 27, 2014, the Company executed a convertible promissory note for $37,500 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of March 31, 2014 $3,000 has been repaid. The Note is convertible into common shares of our common stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 1,000,000 shares of our common stock at $.05 per share, exercisable for three years.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025.

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, includes an original issue discount of $7,500. The note bears a onetime 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. In addition to the terms outlined above the Company issued to GCEF 5,000,000 shares of common stock. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 14, 2014, the Company issued a Convertible Promissory Note to Hanover Holdings I, LLC in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04.

On April 16, 2014, we received additional funding under an 8% Convertible Promissory Note dated March 20, 2014 from KBM Worldwide, Inc. The principal amount of the Note is for $42,500. The Note bears interest at an annual rate of 8%, with principal and interest coming due on December 31, 2014. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Note. The conversion price under the Note is a 42% discount to the Market Price of our common stock on the conversion date.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non cash expense of $98,000, $73,500 of which has been booked to deferred stock compensation expense.

On January 10, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non cash expense of $204,905.

On February 12, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered. The shares were issued at $0.04 based on the market value of the common stock on the date of authorization for total non cash expense of $50,000.

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non cash expense of $364,000, $301,210 of which has been booked to deferred stock compensation expense.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non cash expense of $43,500, $26,583 of which has been booked to deferred stock compensation expense.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principle and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the quarter ended March 31, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Posting Agreement with You Funding, Inc.
10.2	KBM Worldwide, Inc. Convertible Promissory Note dated March 20, 2014
10.3	KBM Worldwide, Inc. Securities Purchase Agreement dated March 20, 2014
10.4	Amendment dated April 4, 2014 to Promissory Note with JMJ Financial
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Co-Signer, Inc.

Date:	May 20, 2014

/s/ Kurtis A. Kamarenk
By:	Kurtis A. Kamarenko
Title:	President, Chief Executive Officer, and Chief Financial Officer

