Form 10-Q/A
period 2014-03-31
Co-Signer, Inc.
filed 2014-05-22
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

Amendment #1

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

1

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Co-Signer, Inc. (the “Company”) for the year ended December 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 15, 2014. The Amendment is being filed to submit Exhibit 101 in its entirety.

The Amendment revises the detail tagging included in Note 4, Note 5, Note 6, Note 8, Note 9, Note 10 and Note 11 on Exhibit 101 (XBRL interactive data). Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

2

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	Posting Agreement with You Funding, Inc.*
10.2	KBM Worldwide, Inc. Convertible Promissory Note dated March 20, 2014*
10.3	KBM Worldwide, Inc. Securities Purchase Agreement dated March 20, 2014*
10.4	Amendment dated April 4, 2014 to Promissory Note with JMJ Financial*
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Previously filed.

3

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Co-Signer, Inc.

Date:	May 22, 2014

/s/ Kurtis A. Kamarenk
By:	Kurtis A. Kamarenko
Title:	President, Chief Executive Officer, and Chief Financial Officer

4