Form 10-Q
period 2014-06-30
Cross Click Media Inc.
filed 2014-08-21
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Cross Click Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1963282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8275 S. Eastern Avenue, Suite 200-661 , Las Vegas, NV 89123
(Address of principal executive offices)

(855) 267-4461
(Registrant’s telephone number)
__________________________________________________________________
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 170,282,793 as of August 18, 2014.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets (unaudited) as of June 30, 2014 and December 31, 2013
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited)
F-3	Consolidated Statements of Cash Flows for six months ended June 30, 2014 and 2013 (unaudited)
F-4	Notes to the Consolidated Financial Statements (unaudited)

3

CROSSCLICK MEDIA, INC.
(Formerly Co-Signer, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$26,964	$1,792
Accounts receivable	44,197	483
Other receivable	113,642	322
Prepaid expenses	22,528	23,647
Total Current Assets	207,331	26,244
Deposits	2,150	2,150
Property and equipment, net	25,037	25,411
Intangible assets, net	12,075	17,746
Total Assets	$246,593	$71,551
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Accounts payable	$423,715	$279,040
Accrued liabilities	41,080	24,030
Accrued compensation	25,750	—
Accrued interest	107,394	24,954
Derivative liability	551,818	121,588
Notes payable, related party	77,132	16,360
Notes payable	7,121	44,300
Convertible notes payable, net of discounts of $166,683 and $60,234, respectively	1,137,166	941,515
Total Current Liabilities	2,371,176	1,451,787
Long Term Liabilities:
Notes payable	51,440	51,440
Convertible notes payable, related party net of discounts of $0 and $37,682, respectively	—	40,078
Convertible notes payable, net of discounts of $9,401 and $16,856, respectively	51,599	39,144
Total Liabilities	2,474,215	1,582,449
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 8,5000,000 authorized, no shares issued and outstanding	—	—
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 shares issued and outstanding	1,173	1,173
Common stock; $0.001 par value, 440,000,000 shares authorized, 165,627,046 and 113,740,949 issued and outstanding, respectively	165,627	113,741
Additional paid in capital	2,389,370	919,607
Deferred stock compensation	(578,853)	(186,749)
Accumulated deficit	(4,204,939)	(2,358,670)
Total Stockholders’ Deficit	(2,227,622)	(1,510,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$246,593	$71,551

The accompanying notes are an integral part of these consolidated financial statements

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2014	2013	2014	2013
Revenue	$63,048	$34,035	$51,451	$13,467
Cost of revenue	3,075	—	—	—
Gross Margin	59,973	34,035	51,451	13,467
Operating Expenses:
Professional fees	79,041	16,515	48,355	10,350
Salaries and wages	121,164	45,019	81,270	23,982
Advertising and promotion	91,370	57,873	26,732	43,633
Stock based compensation	697,823	31,255	235,396	31,255
General and administrative	189,838	32,336	61,271	11,420
Total Operating Expenses	1,179,236	182,998	453,024	120,640
Loss from Operations	$(1,119,263)	$(148,963)	$(401,573)	$(107,173)
Other Income (Expense):
Interest income	107	—	107	—
Amortization of debt discount	(154,402)	(13,230)	(67,175)	(13,230)
Change in fair value of derivative liability	(30,916)	—	(172,126)	—
Derivative expense	(178,614)	—	(24,473)	—
Loss on extinguishment of debt	—	—	—	—
Loss on issuance of debt	(260,000)	—	—	—
Interest expense	(103,181)	(1,417)	(58,723)	(1,417)
Total Other Income (Expense)	(727,006)	(14,647)	(322,390)	(14,647)
Loss before Provision for Income Taxes	(1,846,269)	(163,610)	(723,963)	(121,820)
Provision for Income Taxes	—	—	—	—
Net Loss	$(1,846,269)	$(163,610)	$(723,963)	$(121,820)
Net Loss per share Basic	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average shares outstanding –basic	142,808,476	32,938,008	154,053,106	33,170,390

 The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC.
(Formerly Co-Signer, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(1,846,269)	$(163,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,507	6,736
Stock-based compensation	697,823	31,255
Derivative expense	178,614	—
Loss on issuance of debt	260,000	—
Change in fair value of derivative liability	30,916	—
Amortization of debt discount	154,402	13,231
Change in assets and liabilities:
(Increase) in accounts receivables	(43,714)	—
(Increase) decrease in other receivables	(127,780)	275
(Increase) decrease in prepaid expenses and other assets	19,880	(1,250)
Increase in accounts payable and accruals	271,963	10,155
Net cash used in operating activities	(393,658)	(103,208)
Cash flows from investing activities:
Purchase of property and equipment	(4,462)	—
Repayments of note receivable, related party	—	10,260
Net cash provided by (used) in investing activities	(4,462)	10,260
Cash flows from financing activities:
Proceeds from notes payable	412,000	46,500
Payments on notes payable	(46,980)
Proceeds from notes payable, related party	63,400	29,650
Payments on notes payable, related party	(5,128)	—
Contributed capital, related party	—	8,000
Proceeds from the sale of common stock	—	20,000
Net cash provided by financing activities	423,292	104,150
Net increase in cash	25,172	11,202
Cash at beginning of period	1,792	1,016
Cash at end of period	$26,964	$12,218
Supplemental Cash Flow Information:
Cash paid for interest	$918	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Information:
Common stock issued for conversion of debt	$171,722	$—
Common stock issued for conversion of accrued interest	$2,322	$—

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

CrossClick Media, Inc. (“CrossClick” or the “Company”) was incorporated in Nevada on February 23, 2010 as Southern Products, Inc. and was doing business as SIGMAC USA. On August 12, 2013, the Company acquired all of the issued and outstanding common stock of Co-Signer.com, Inc., a private Nevada corporation (“Co-Signer.com”). As a result of the acquisition, we divested our former consumer electronics business and began to focus on the business of Co-Signer.com, Inc. as our primary line of business.

On August 12, 2013, the Company completed its merger with Co-Signer.com and its wholly-owned subsidiary, Co-Signer Acquisition Corp. Under the Merger Agreement the Company merged with and into Co-Signer Acquisition Corp. In connection with the closing of this transaction, Co-Signer, Inc. acquired all of the issued and outstanding shares of the Company, which resulted in the Company becoming a wholly-owned subsidiary of Co-Signer, Inc. In exchange for all of the issued and outstanding shares of the Company’s stock, the shareholders received a total of 1,173,041 shares of the newly-designated Series A Convertible Preferred Stock, $51,440 in newly-issued 8% Secured Notes, warrants to purchase a total of 51,440 shares of common stock an exercise price of $0.25 per share, and 23,000,000 newly-issued shares of common stock.

The closing of the transaction has been characterized as a reverse capitalization; therefore, the historical financial statements are the financial statements of Co-Signer.com, Inc. which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

On June 18, 2014, the Company changed its name to CrossClick Media, Inc. from Co-Signer, Inc. with the full consent of the Board of Directors and filed such with the Nevada Secretary of State’s office. Subsequently FINRA approved the name and stock symbol change with an effective date of July 14. The Company transitioned from a real estate financial services holding company to a marketing and new media company featuring an affiliate network, call center, and an enterprise solutions division that can provide design, web development, ecommerce, data management and more through an integrated platform.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the full fiscal year.

Reclassification

Certain reclassifications have been made to conform the prior year information to the 2014 classifications for comparative purposes.

Principles of consolidation

The consolidated financial statements include the accounts of Cross Click Media, Inc. and Co-Signer.com, Inc.  All significant intercompany balances and transactions have been eliminated. Cross Click Media, Inc. and Co-Signer.com, Inc., will be collectively referred herein to as the “Company”.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

For media and marketing fees, revenue is recognized upon completion of the task or upon achievement of contracted progressive billing with designated milestones. Each client signs a Statement of Work order which is signed off by the client upon completion or per the terms outlined in the Statement of Work and invoiced accordingly.

Default Rent Reserve Policy

The Company reviews each calendar quarter whether a default rent reserve should be established and funded. As of June 30, 2014 the Company has not considered it necessary to fund such a reserve. The Company’s pricing model provides cash flows to offset default risk when losses are below 100% of the lowest default rate per Experian Rent Bureau’s analysis of default rates of tenants that are “Unscoreable”. That number for 2013 was 9.00%. If the Company is to experience losses above 9%, it will then fund a reserve account based upon trend.

Fair Value of Financial Instruments

For certain of the Company’s non-derivative financial instruments, including cash and cash equivalents, accounts receivables, prepaid expenses, accounts payable, accrued liabilities, and notes payable, the carrying amount approximates fair value due to the short-term maturities of these instruments. The estimated fair value of long-term debt is based primarily on borrowing rates currently available to the Company for similar debt issues. The fair value approximates the carrying value of long-term debt.

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

The three levels of valuation hierarchy are defined as follows:

·	Level 1. Observable inputs such as quoted prices in active markets;
·	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
·	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of June 30, 2014.

	Level I	Level II	Level III	Total
Derivative liability	$—	$551,818	$—	$551,818

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

Advertising and Marketing costs

The Company expenses all costs of advertising as incurred.  For the six months ended June 30, 2014 and 2013, there was $91,370 of and $57,873 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at June 30, 2014.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. For the six months ended June 30, 2014 and 2013, there have been no interest or penalties incurred on income taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	June 30, 2014	December 31, 2013
Computer equipment	$8,408	$6,446
Property & equipment	25,100	22,600
Less: accumulated depreciation	(8,471)	(3,635)
Property and equipment, net	$25,037	$25,411

Depreciation expense for the six months ended June 30, 2014 and 2013 was $4,836 and $1,065, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	June 30, 2014	December 31, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(23,735)	(18,064)
Intangible assets, net	$12,075	$17,746

Amortization expense for the six months ended June 30, 2014 and 2013 was $5,671 and $5,671, respectively.

NOTE 4 - NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note is now due in full on or before May 31, 2014. The conversion price of the Note has been amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877. Interest relating to the amortization of the debt discount for the year ended December 31, 2013 amounted to $69,772 and $0 remained as the debt discount at December 31, 2013. As of June 30, 2014 there is principle and interest due of $812,249 and $63,556 on the new note, respectively.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the quarter ended June 30, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On August 12, 2013, in connection with the merger, the Company issued $51,440 of new notes. The notes are secured, bear interest at 8% and mature in five years. As of June 30, 2014 there is $3,630 of accrued interest on these notes.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. For the initial advance the Company recorded a debt discount in the amount of $55,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $129,184 based on the Black Scholes Merton pricing model. During the six months ended June 30, 2014, $53,600 of the note was converted into common stock. As of June 30, 2014; $52,211 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $3,636 resulting in a gain on the change in fair value of the derivative. As of June 30, 2014 $1,400 is due on this note and total accrued interest and fees is $7,222.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note required the issuance of warrants to purchase 400,000 warrants. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model. This amount has been recorded as a debt discount and will be amortized utilizing the interest method of accretion over the term of the note. As of June 30, 2014, $4,633 of the discount has been amortized to interest expense and there is $1,783 of accrued interest.

On November 1, 2013, the Company executed a convertible promissory note for $16,000. The note is convertible at $0.075 after one year, bears interest at 9% and matures in two years. As of June 30, 2014, there is $951 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of June 30, 2014 there is $4,108 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. During the six months ended June 30, 2014, the note and $1,700 of accrued interest was converted into shares of common stock.

The Company received its second payment from JMJ towards the loan, of $22,000 on December 9, 2013. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $37,173 based on the Black Scholes Merton pricing model. As of June 30, 2014; $13,123 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $61,692 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $8,877 at June 30, 2014 and has accrued interest of $2,889.

As of December 31, 2013 the Company owed Chiles Valley, LLC, $20,000. This loan was repaid in full during the quarter ended March 31, 2014.

On January 8, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 10, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014, there is $1,147 of accrued interest on this note.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025. For the initial advance the Company recorded a debt discount in the amount of $30,000 (payment plus 10% original discount and one time interest charge) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $82,251 based on the Black Scholes Merton pricing model. As of June 30, 2014; $11,342 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $75,333 resulting in a loss on the change in fair value of the derivative. As of June 30, 2014 the note is shown net of a debt discount of $18,658 and has accrued interest of $3,000.

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, includes an original issue discount of $7,500. The note bears a onetime 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $81,200 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $179,454 based on the Black Scholes Merton pricing model. As of June 30, 2014; $27,808 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $144,999 resulting in a loss on the change in fair value of the derivative. As of June 30, 2014 the note is shown net of a debt discount of $53,392. In addition to the terms outlined above the Company issued to GCEF 5,000,000 shares of common stock. The stock was valued at $0.052, the closing price on the date of the note for non-cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 3, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014, there is $929 of accrued interest on this note.

On March 14, 2014, the Company issued a Convertible Promissory Note to Hanover Holdings I, LLC in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. The Company recorded a debt discount in the amount of $38,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $41,636 based on the Black Scholes Merton pricing model. As of June 30, 2014; $16,889 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $79,507 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $21,111 at June 30, 2014 and has accrued interest of $1,358.

On April 16, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $42,500. The funds were not received on the note until April. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014 there is $708 of accrued interest on this note.

On April 17, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $40,000. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $61,319 based on the Black Scholes Merton pricing model. As of June 30, 2014; $9,042 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $114,910 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $34,958 at June 30, 2014 and has accrued interest and fees of $9,777.

On June 5, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014 there is $150 of accrued interest on this note.

On June 19, 2014, we borrowed the sum of $15,000 from Steven J. Smith under the terms of a Promissory Note. The note was due and payable within seven (7) days of funding with no stated interest.

On June 23, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $25,000. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,654 based on the Black Scholes Merton pricing model. As of June 30, 2014; $603 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $71,741 resulting in a loss on the change in fair value of the derivative. The note is shown net of a debt discount of $26,897 at June 30, 2014 and has accrued interest and fees of $3,333.

On June 25, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014 there is $43 of accrued interest on this note.

The maturities of these notes and the related party notes below, net of discounts for the next five years are:

Twelve months ended June 30,
2014	$1,221,419
2015	51,599
2016	—
2017	—
2018	51,440
Total Future Maturities	$1,324,458

 A summary of the status of the Company’s debt discounts including original issue discounts, and derivative liabilities, and changes during the periods is presented below:

Debt Discount	December 31, 2013	Additions		Amortization	June 30, 2014
Finiks Capital – February 1, 2013	$37,682	$		$(37,682)	$—
Neal – June 3, 2013	3,975		—	(3,975)	—
JMJ – October 2, 2013	41,439		—	(38,650)	2,789
Kalina – November 1, 2013	12,881		—	(3,479)	9,402
JMJ – December 9, 2013	18,795			(9,918)	8,877
Black Mountain Equities, Inc. – February 13, 2014	—		30,000	(11,342)	18,658
GCEF Opportunity Fund, LLC – February 26, 2014	—		81,200	(27,808)	53,392
Hanover Holdings, LLC – March 14, 2014	—		38,000	(16,889)	21,111
JMJ – April 17, 2014	—		44,000	(9,042)	34,958
JMJ – June 23, 2014	—		27,500	(603)	26,897
	$114,772		$220,700	$(159,388)	$176,084

Derivative Liabilities	December 31, 2013	Initial valuation	Revaluation on 6/30/14	(Gain) loss of fair value of derivative
JMJ – October 2, 2013	$88,314	$—	$3,636	$(84,678)
JMJ – December 9, 2013	33,274	—	61,692	28,418
Black Mountain Equities, Inc. – February 13, 2014	—	82,251	75,333	(6,918)
GCEF Opportunity Fund, LLC – February 26, 2014	—	179,454	144,999	(34,455)
Hanover Holdings, LLC – March 14, 2014	—	41,636	79,507	37,871
JMJ – April 17, 2014	—	61,319	114,910	53,591
JMJ – June 23, 2014	—	34,654	71,741	37,087
	$121,588	$399,314	$551,818	$30,916

Original Issue Discount	December 31, 2013	Additions	Amortization	June 30, 2014
JMJ – October 2, 2013	$3,767	$—	(2,480)	$1,287
JMJ – December 9, 2013	1,879	—	(992)	887
Black Mountain Equities, Inc. – February 13, 2014	—	5,000	(1,384)	3,616
GCEF Opportunity Fund, LLC – February 26, 2014	—	16,200	(5,504)	10,696
Darren Magot – January 27, 2014	—	2,500	(2,083)	417
JMJ – April 17, 2014	—	4,000	(820)	3,180
JMJ – June 23, 2014	—	2,500	(55)	2,445
	$5,646	$30,200	$(13,318)	$22,528

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with Finiks Capital, a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $27,318 of which has been amortized to interest expense. On January 19, 2014, Finiks Capital transferred its rights to the $65,000 promissory note and $3,879 of accrued interest to Strategic IR, Inc. During the period ended June 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and was due August 21, 2013. Since the original note was issued an additional $15,000 was loaned to the Company and $2,200 of forbearance fees were added to the loan. As of June 30, 2014 the loan and all accrued interest was repaid in full.

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of June 30, 2014 $3,000 has been repaid on the note and there is $1,243 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

As of June 30, 2014, the Company owed a related party $40,132 for cash advances to assist in covering operating expenses. The loan is unsecured, due on demand, and has no stated interest rate.

Stock Issuances

On January 10, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non-cash expense of $204,905.

On February 12, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered. The shares were issued at $0.04 based on the market value of the common stock on the date of authorization for total non-cash expense of $50,000.

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock, of which 1,500,000 shares have been designated as Series “A” convertible preferred. In addition the Company is authorized to issue up to 440,000,000 shares of $0.001 par value common stock.

On May 15, 2013, the Company issued 446,500 shares of common stock for services. The shares were issued at $0.07 based on the market value of the common stock on the date of authorization for total non-cash expense of $31,256.

On August 12, 2013, the Company issued 23,000,000 shares of common stock and 1,173,041 shares of preferred stock pursuant to its merger agreement with Co-Signer.com, Inc. Pursuant to the merger agreement, upon closing, 30,555,560 shares of common stock held by a former officer and director, were canceled.

On September 16, 2013, the Company issued 2,000,000 shares of common stock for services. The shares were issued at $0.085 based on the market value of the common stock on the date of authorization for total non-cash expense of $170,000.

On November 1, 2013, the Company issued 2,222,222 shares of common stock for services. The shares were issued at $0.08 based on the market value of the common stock on the date of authorization for total non-cash expense of $177,778, $118,519 of which has been booked to stock compensation expense.

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

On December 9, 2013, the Company issued 1,000,000 shares of common stock to a Director for services. The shares were issued at $0.0398 based on the market value of the common stock on the date of authorization for total non cash expense of $39,800, $11,149 of which has been booked to stock compensation expense.

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

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non cash expense of $98,000, $49,000 of which has been booked to stock compensation expense.

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

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non cash expense of $364,000, $153,791 of which has been booked to stock compensation expense.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non cash expense of $43,500, $24,167 of which has been booked to stock compensation expense.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principle and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the period ended June 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

During the six months ended June 30, 2014, JMJ Financial converted $53,600 of the principle from the convertible promissory note dated September 23, 2013, into 8,000,000 shares of common stock pursuant to the terms of the note.

During the six months ended June 30, 2014, Asher Enterprises, Inc. converted $42,500 of the principle from the convertible promissory note dated November 13, 2013, into 9,442,857 shares of common stock pursuant to the terms of the note.

NOTE 8 - WARRANTS

Pursuant to the terms and conditions of the merger agreement dated August 12, 2013, the Company issued 51,440 warrants. The aggregate fair value of the warrants totaled $3,975 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.25, 1.39% risk free rate, 207% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the convertible note dated November 2, 2013, the Company issued 400,000 warrants. The aggregate fair value of the warrants totaled $14,034 based on the Black Scholes Merton pricing model using the following estimates exercise price of $0.13, .61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the common stock purchase agreement dated November 2, 2013, the Company issued 266,667 warrants. The aggregate fair value of the warrants totaled $17,580 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.13 .61% risk free rate, 169% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $24,544 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.075 .13% risk free rate, 158% volatility and expected life of the warrants of 5 years. . As of June 30, 2014, $12,272 has been expensed to stock based compensation.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $26,123 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.10, .13% risk free rate, 158% volatility and expected life of the warrants of 7 years. . As of June 30, 2014, $13,062 has been expensed to stock based compensation.

Pursuant to the terms and conditions of the consulting agreement dated February 12, 2014, the Company issued 2,000,000 warrants. The aggregate fair value of the warrants totaled $56,586 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 178% volatility and expected life of the warrants of 5 years. . As of June 30, 2014, $21,549 has been expensed to stock based compensation.

On February 17, 2014, the Company issued 500,000 warrants. The aggregate fair value of the warrants totaled $15,561 based on the Black Scholes Merton pricing model using the following estimates exercise price of $0.05 .12% risk free rate, 182% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2014 and changes during the periods is presented below:

	Warrant	Weighted Average Price
Outstanding, December 31, 2013	718,107	$0.21
Issued	4,500,000	0.07
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2014	5,218,107	$0.09
Exercisable, June 30, 2014	4,780,607	$0.08

Outstanding				Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding at 6/30/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2014	Weighted Average Exercise Price
$0.05-0.25	5,218,107	4.5 Years	$0.09	4,780,607	$0.08

NOTE 9 – STOCK OPTIONS

On February 13, 2014, the Company granted Kurt Kramarenko, CEO 4,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 500,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $133,984 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 206% volatility and expected life of the options of 2 years. As of June 30, 2014, $27,406 has been expensed to stock based compensation.

On January 1, 2014, the Company granted Darren Magot, a Director, 1,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 250,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $72,725 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 180% volatility and expected life of the options of 5 years. As of June 30, 2014, $27,272 has been expensed to stock based compensation.

A summary of the status of the Company’s outstanding stock options as of June 30, 2014 and changes during the periods is presented below:

	Option	Weighted Average Price
Outstanding, December 31, 2013	—	$—
Issued	5,000,000	0.06
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2014	5,000,000	$0.06
Exercisable, June 30, 2014	1,500,000	$0.06

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/2014	Weighted Average Exercise Price
$0.05-0.08	5,000,000	2.2 Years	$0.06	1,500,000	$0.06

NOTE 10 – COMMITMENTS

We rent approximately 4,100 square feet of office space in Las Vegas, Nevada on a month-to-month basis. We currently pay rent that escalates quarterly and culminates in a monthly rate of $2,500. Rent expense for the six months ended June 30, 2014 was $15,000.

NOTE 11 - GOING CONCERN

As of June 30, 2014, the Company has a working capital deficit of $2,163,845, limited revenue and an accumulated deficit of $4,204,939. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 12 - SUBSEQUENT EVENTS

On July 22, 2014, Asher Enterprises, Inc. converted $15,000 of the note dated January 8, 2014 into 5,172,4147 shares of common stock pursuant to the terms of the note.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On June 18, 2014 we changed our name to CrossClick Media, Inc. from Co-Signer, Inc. pursuant to the full consent of our Board of Directors. Subsequently, FINRA approved the name and stock symbol change with an effective date of July 14, 2014. We transitioned our business focus from a real estate financial services holding company to a marketing and new media company featuring an affiliate network, call center, and an enterprise solutions division that can provide design, web development, ecommerce, data management and more through an integrated platform. With this new change in business model we have started reporting new revenues our first month of the new operations.

We are based in the Greater Las Vegas area in Nevada.

Services

CrossClick Media, Inc. provides multiple marketing techniques for small business branding which can impact our clients’ corporate image, grow your their service or product brands and engage their customers by driving purchases, establishing trust and building brand loyalty. We feature a nationwide affiliate network, along with a call center component for all inbound and outbound traffic supported by a robust IT and design team that can deliver innovative integrated solutions including web development, data management and harvesting, ecommerce and CRM/ERP solutions and design and editorial that will dynamically tell a company’s story.

Our client base will be focused on political organizations and small cap corporations seeking better public awareness, fundraising and campaign support, online and in-store marketing, IR and PR services, and innovative marketing to help brand their corporate identity, products and services. Within the first month of operations since the transition in business model we has generated revenue from our new line of business and have a few clients already receiving services on a daily or weekly basis.

Our wholly-owned subsidiary, Co-Signer.com, provides credit-challenged tenants with a cosigner while providing residential landlords a contracted rent payment guarantee for a specified number of months within the 12 month lease period for their specified properties, one lease at a time. This lease payment assurance program remains flexible with defaulted rent paid for either a 3-month or 6-month period of time within the 12-month contract period, depending upon the requirement or election of the landlord.

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

Over the past thirty seven (37) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. In June 2014 the Company launched its test of an infield sales force in the Southern Michigan area. Test results will be disclosed in the third quarter of 2014.

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

Suppliers and Service Providers

As of June 2014 CrossClick Media has contracted business operational services with Hostgator for server hosting services, Time Warner Cable for commercial VOIP and Internet services, VoxTeleSys for voice and call services and OPC Marketing for call center operations.

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

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening service for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired. Co-Signer.com entered an agreement on January 6, 2014 with Contemporary Information Corporation (CIC), the nation's highest rated credit information service bureau, which provides comprehensive tenant screening services to over 10,000 property managers. On February 24, 2014 two marketing agreements were entered by CIC and Co-Signer.com that had one exclusively market the other nationally on a revenue sharing basis.

In April of 2013, Co-Signer.com signed a consulting agreement with a marketing architect to lead the final development and deployment of its sales and marketing strategy and expand its brand recognition in the top twenty-five U.S. rental markets. The marketing consultant has over 15 years of experience helping private investors and business owners audit, develop and manage their portfolio of business brands. This contract concluded at the end of 2013.

Expansion and Development

Co-Signer.com currently has provided services to over seventy five tenant clients and over three dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

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

Results of Operations for the Three Months ended June 30, 2014 and 2013.

Revenue

For the three months ended June 30, 2014, revenue was $51,451 compared to $13,467 for the three months ended June 30, 2013; an increase of $37,984 or 282%. The current quarter includes revenue from the operations of CrossClick Media, Inc.

Operating Expenses

Professional fees for the three months ended June 30, 2014 were $48,355, as compared to $10,350 for the three months ended June 30, 2013, an increase of $38,005 or 367%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Salaries and wage expense for the three months ended June 30, 2014 was $81,270, as compared to $23,982 for the three months ended June 30, 2013, an increase of $57,288 or 238%.   The increase in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the three months ended June 30, 2014 was $26,732, as compared to $43,633 for the three months ended June 30, 2013, a decrease of $16,901 or 38.7%.

Stock based compensation is a non-cash expense incurred from the issuance of shares of the Company’s common stock, warrants and options which have been issued for services to both employees and other service providers. During the three months ended June 30, 2014, we incurred $235,396 of expense as a result of fair valuing options and warrants that were issued compared to $31,255 for the three months ended June 30, 2013, an increase of $204,141 or $653%.

General and administrative expense for the three months ended June 30, 2014 was $61,271, as compared to $11,420 for the three months ended June 30, 2013, an increase of $49,851 or 437%. The increase can be attributed to an increase in the expense incurred for outside services, travel and increases in other general business expenses in conjunction with increased operations.

Other income and expense

During the three months ended June 30, 2014 we incurred $67,175 of expense for amortization of debt discount, derivative expense of $24,473 and had a loss on the change in fair value of our derivative liability of $172,126, compared to only $13,230 of amortization of debt discount in the prior year. These new losses are a result of the derivative accounting required for the issuance of convertible debt. In addition, interest expense increased $57,306, to $58,723 in the current period compared to $1,417 in the prior year.

Net Loss

Overall we recorded a net loss of $723,963 for the three months ended June 30, 2014, as compared to a net loss of $121,820 for the three months ended June 30, 2013, an increase of $602,143.   As discussed above the increase in net loss can in part be attributed to stock issued for services, an increase in the amortization of debt discount, derivative and interest expense and the loss on the fair value of the derivative liability.

Results of Operations for the Six Months ended June 30, 2014 and 2013.

Revenue

For the six months ended June 30, 2014, revenue was $63,048 compared to $34,035 for the six months ended June 30, 2013; an increase of $29,013 or 85.2%. The current quarter includes revenue from the operations of CrossClick Media, Inc.

Cost of Revenue

During the six months ended June 30, 2014 we had one client default their lease obligation for which we were liable. This resulted in a cost of revenue expense of $3,075.

Operating Expenses

Professional fees for the six months ended June 30, 2014 were $79,041, as compared to $16,515 for the six months ended June 30, 2013, an increase of $62,526.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Salaries and wage expense for the six months ended June 30, 2014 was $121,164, as compared to $45,019 for the six months ended June 30, 2013, an increase of $76,145 or 169%.   The increase in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the six months ended June 30, 2014 was $91,370, as compared to $57,873 for the six months ended June 30, 2013, an increase of $33,497 or 57.8%.

Stock based compensation is a non-cash expense incurred from the issuance of shares of the Company’s common stock, warrants and options which have been issued for services to both employees and other service providers. During the six months ended June 30, 2014, we incurred $117,123 of expense as a result of fair valuing options and warrants that were issued. We recorded $40,000 for the issuance of 1,000,000 shares of common stock to our CEO and $540,700 for issuance of shares to various service providers. During the six months ended June 30, 2013, stock-based compensation expense was $31,255.

General and administrative expense for the six months ended June 30, 2014 was $189,838, as compared to $32,336 for the six months ended June 30, 2013, an increase of $157,502. The increase can be attributed to an increase in the expense incurred for outside services, travel and increases in other general business expenses in conjunction with increased operations.

Other income and expense

During the six months ended June 30, 2014 we incurred $154,402 of expense for amortization of debt discount, derivative expense of $178,614 and had a loss on the change in fair value of our derivative liability of $30,916, compared to only $13,230 of amortization of debt discount in the prior year. These new losses are a result of the derivative accounting required for the issuance of convertible debt. There was also a loss on the issuance of debt of $260,000 and an increase in interest expense of $101,764.

Net Loss

Overall we recorded a net loss of $1,846,269 for the six months ended June 30, 2014, as compared to a net loss of $163,610 for the six months ended June 30, 2013, an increase of $1,682,659.   As discussed above the increase in net loss can in part be attributed to stock issued for services, an increase in the amortization of debt discount, derivative and interest expense and the loss on extinguishment of debt.

Liquidity and Capital Resources

As of June 30, 2014, we had an accumulated deficit of $4,204,939 and a working capital deficit of $2,163,845. For the six months ended June 30, 2014, net cash used in operating activities was $393,658 and we netted $423,292 from financing activities.

During the six months ended June 30, 2014, the Company purchased computers and other equipment for $4,462.

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

In connection with our acquisition of Co-Signer.com., we also issued a total of $51,440 in 8% Secured Notes to a total of ten former shareholders of Co-Signer.com. The 8% Secured Notes are due in five years and accrue interest at an annual rate of eight percent (8%). Interest accrued under the 8% Secured Notes is due in semi-annual payments. All payments of interest due under the 8% Secured Notes may, at our option, be paid in shares of our common stock valued at a price per share equal to the average of the closing market prices for our common stock during five trading days immediately preceding the due date for such payment. Our obligations under the 8% Secured Notes are secured by a lien on all of our assets granted under Article 9 of the Uniform Commercial Code.

On June 12, 2013, the Company executed a promissory note with Robert and Suzanne Roysden for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the period ended June 30, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. The Note matures in one year from the date of issue. If repaid within ninety (90) days from the date of issue, the Note will not bear interest. Upon ninety days after the date of issue, a onetime interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. During the six months ended June 30, 2014, $53,600 of the note was converted into common stock leaving a balance of $1,400 plus accrued interest and fees is $7,222.

On November 1, 2013, we entered into a $30,000, 9% Convertible Promissory Note with Charles J. Kalina III. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note requires the issuance of warrants to purchase 400,000 shares of common stock at a price of $.125, exercisable for three years. As of June 30, 2014, there is $1,783 of accrued interest.

On November 1, 2013, we entered into a 9% Convertible Promissory Note with Stephen J. Smith for $16,000. The note bears interest at 9% and matures in two years. In addition, the note requires the issuance of warrants to purchase 266,667 shares of common stock at a price of $.125, exercisable for three years. As of June 30, 2014, there is $951 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire a prior Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of June 30, 2014 there is $4,108 of accrued interest.

The Company received its second payment from JMJ towards the loan, of $22,000 (includes a 10% discount) on December 9, 2013. On April 16, 2014, we received an additional $44,000 (includes a 10% discount) under the Note, as documented by an Amendment to the Note dated April 16, 2014, and on June 23, 2014 we received another payment of $27,500 (includes a 10% discount). As of June 30, 2014, total accrued interest on these three new notes is $15,967.

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

Our outstanding loans with Asher are as follows:

Date	Due Date	Principal Amount
January 8, 2014	October 10, 2014	$32,500
March 3, 2014	December 5, 2014	$37,500
	Total	$70,000

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of June 30, 2014 $3,000 has been repaid. The Note is convertible into common shares of our common stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 1,000,000 shares of our common stock at $.05 per share, exercisable for three years.

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

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, includes an original issue discount of $7,500. The note bears a onetime 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. In addition to the terms outlined above the Company issued to GCEF 5,000,000 shares of common stock. The stock was valued at $0.052, the closing price on the date of the note for non-cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 14, 2014, the Company issued a Convertible Promissory Note to Hanover Holdings I, LLC in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. As of June 30, 2014 there is $1,358 of accrued interest.

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

On June 5, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014 there is $150 of accrued interest on this note.

On June 19, 2014, we borrowed the sum of $15,000 from Steven J. Smith under the terms of a Promissory Note. The note was due and payable within seven (7) days of funding with no stated rate of interest.

On June 23, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $25,000. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. The note is shown net of a debt discount of $26,897 at June 30, 2014 and has accrued interest and fees of $3,333.

On June 25, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc.in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of June 30, 2014 there is $43 of accrued interest on this note.

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non cash expense of $98,000, $49,000 of which has been booked to stock compensation expense.

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

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non cash expense of $364,000, $153,791 of which has been booked to stock compensation expense.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non cash expense of $43,500, $24,167 of which has been booked to stock compensation expense.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principle and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the period ended June 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

During the six months ended June 30, 2014, JMJ Financial converted $53,600 of the principle from the convertible promissory note dated September 23, 2013, into 8,000,000 shares of common stock pursuant to the terms of the note.

During the six months ended June 30, 2014, Asher Enterprises, Inc. converted $42,500 of the principle from the convertible promissory note dated November 13, 2013, into 9,442,857 shares of common stock pursuant to the terms of the note.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	KBM Worldwide, Inc. Convertible Promissory Note dated June 5, 2014
10.2	KBM Worldwide, Inc. Securities Purchase Agreement dated June 5, 2014
10.3	KBM Worldwide, Inc. Convertible Promissory Note dated June 25, 2014
10.4	KBM Worldwide, Inc. Securities Purchase Agreement dated June 25, 2014
10.5	Promissory Note to Steven J. Smith dated June 19, 2014
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cross Click Media, Inc.

Date:	August 21, 2014

/s/ Kurtis A. Kramarenko
By:	Kurtis A. Kramarenko
Title:	President, Chief Executive Officer, and Chief Financial Officer

