Form 10-Q
period 2014-09-30
Cross Click Media Inc.
filed 2014-11-26
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 333-165692

Cross Click Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-1771976
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8275 S. Eastern Avenue, Suite 200-661 , Las Vegas, NV 89123
(Address of principal executive offices)

(855) 873-7992
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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 433,778,454 as of November 20, 2014.

2

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)

CROSSCLICK MEDIA, INC.
(Formerly Co-Signer, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$—	$1,792
Accounts receivable	129,571	483
Other receivable	93,618	322
Prepaid expenses	13,338	23,647
Total Current Assets	236,527	26,244

Deposits	2,150	2,150
Property and equipment, net	22,196	25,411
Intangible assets, net	9,192	17,746
Total Assets	$270,065	$71,551
LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities:
Cash overdraft	$7,774	$—
Accounts payable	525,809	279,040
Deferred revenue	11,888	—
Accrued liabilities	78,938	24,030
Accrued compensation	56,312	—
Accrued interest	123,931	24,954
Derivative liability	205,223	121,588
Notes payable, related party	96,516	16,360
Notes payable	7,121	44,300
Convertible notes payable, net of discounts of $131,039 and $60,234, respectively	1,127,274	941,515
Total Current Liabilities	2,240,786	1,451,787
Long Term Liabilities:
Notes payable	51,440	51,440
Convertible notes payable, related party net of discounts of $0 and $37,682, respectively	—	40,078
Convertible notes payable, net of discounts of $0 and $16,856, respectively	30,000	39,144
Total Liabilities	2,322,226	1,582,449

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 8,5000,000 authorized, no shares issued and outstanding	—	—
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 shares issued and outstanding	1,173	1,173
Common stock; $0.001 par value, 440,000,000 shares authorized, 261,258,000 and 113,740,949 issued and outstanding, respectively	261,259	113,741
Additional paid in capital	2,501,956	919,607
Deferred stock compensation	(328,370)	(186,749)
Accumulated deficit	(4,488,179)	(2,358,670)
Total Stockholders’ Deficit	(2,052,161)	(1,510,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$270,065	$71,551

The accompanying notes are an integral part of these consolidated financial statements

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2014	2013	2014	2013

Revenue	$221,413	$46,321	$158,365	$12,286
Cost of revenue	(6,950)	—	(3,875)	—
Gross Margin	214,463	46,321	154,490	12,286

Operating Expenses:
Professional fees	87,381	60,670	8,340	44,155
Salaries and wages	247,995	74,029	126,831	29,010
Advertising and promotion	73,646	74,039	40,532	16,166
Stock based compensation	948,306	170,000	250,483	170,000
General and administrative	395,945	107,375	147,851	43,784
Total Operating Expenses	1,753,273	486,113	574,037	303,115
Loss from Operations	$(1,538,810)	$(439,792)	$(419,547)	$(290,829)

Other Income (Expense):
Interest income	173	—	66	—
Amortization of debt discount	(237,057)	(117,466)	(82,655)	(104,236)
Change in fair value of derivative liability	348,303	(34,773)	379,219	(34,773)
Derivative expense	(178,614)	—	—	—
Loss on conversion of debt	(102,282)	—	(102,282)	—
Loss on issuance of debt	(275,000)	—	(15,000)	—
Interest expense	(146,222)	(60,438)	(43,041)	(59,021)
Total Other Income (Expense)	(590,699)	(212,677)	136,307	(198,030)

Loss before Provision for Income Taxes	(2,129,509)	(652,469)	(283,240)	(488,859)

Provision for Income Taxes	—	—	—	—

Net Loss	$(2,129,509)	$(652,469)	$(283,240)	$(488,859)

Net Loss per share
Basic	$(0.01)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding –basic	150,813,246	46,264,974	183,583,499	72,761,065

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss for the period	$(2,129,509)	$(652,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,231	9,045
Stock-based compensation	948,306	170,000
Derivative expense	178,614	—
Loss on conversion of debt	102,282	—
Loss on issuance of debt	275,000	—
Change in fair value of derivative liability	(348,303)	34,773
Amortization of debt discount	237,057	117,466
Change in assets and liabilities:
(Increase) in accounts receivables	(129,088)	483
(Increase) decrease in other receivables	(106,056)	(13,940)
(Increase) decrease in prepaid expenses and other assets	29,069	(23,647)
Increase in accounts payable and accruals	477,617	332,349
Net cash used in operating activities	(448,780)	(25,940)

Cash flows from investing activities:
Purchase of property and equipment	(4,462)	—
Repayments of note receivable, related party	—	6,060
Net cash provided by (used) in investing activities	(4,462)	6,060

Cash flows from financing activities:
Cash overdraft	7,774	—
Proceeds from notes payable	417,000	11,700
Payments on notes payable	(50,980)	—
Proceeds from notes payable, related party	82,784	—
Payments on notes payable, related party	(5,128)	(2,000)
Net cash provided by financing activities	451,450	9,700
Net increase in cash	(1,792)	(10,180)
Cash at beginning of period	1,792	11,339
Cash at end of period	$—	$1,159

Supplemental Cash Flow Information:
Cash paid for interest	$918	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing Information:
Net liabilities assumed in connection with merger activities	$—	$452,367
Common stock issued for conversion of debt	$269,136	$—
Common stock issued for conversion of accrued interest	$5,122	$—

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC.

(Formerly Co-Signer, Inc.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the full fiscal year.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Default Rent Reserve Policy

The Company reviews each calendar quarter whether a default rent reserve should be established and funded. As of September 30, 2014 the Company has not considered it necessary to fund such a reserve. The Company’s pricing model provides cash flows to offset default risk when losses are below 100% of the lowest default rate per Experian Rent Bureau’s analysis of default rates of tenants that are “Unscoreable”. That number for 2013 was 9.00%. If the Company is to experience losses above 9%, it will then fund a reserve account based upon trend.

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

The three levels of valuation hierarchy are defined as follows:

•	Level 1. Observable inputs such as quoted prices in active markets;
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following presents the gross value of assets and liabilities that were measured and recognized at fair value, as of September 30, 2014.

	Level I	Level II	Level III	Total
Derivative liability	$—	$205,223	$—	$205,223

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

Advertising and Marketing costs

The Company expenses all costs of advertising as incurred.  For the nine months ended September 30, 2014 and 2013, there was $73,646 of and $74,039 in advertising and marketing costs.

Income Taxes

Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, a deferred tax asset or liability is recognized for estimated future tax effects attributable to temporary differences and carry-forwards. The measurement of deferred income tax assets is adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence; it is more likely than not such benefits will be realized. The Company’s deferred tax assets were fully reserved at September 30, 2014.

The Company accounts for its income taxes using the Income Tax topic of the FASB ASC 740, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. It is the Company’s policy to classify interest and penalties on income taxes as interest expense or penalties expense. For the nine months ended September 30, 2014 and 2013, there have been no interest or penalties incurred on income taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	September 30, 2014	December 31, 2013
Computer equipment	$8,408	$6,446
Property & equipment	25,100	22,600
Less: accumulated depreciation	(11,312)	(3,635)
Property and equipment, net	$22,196	$25,411

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $7,677 and $1,430, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	September 30, 2014	December 31, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(26,618)	(18,064)
Intangible assets, net	$9,192	$17,746

Amortization expense for the nine months ended September 30, 2014 and 2013 was $8,554 and $7,614, respectively.

NOTE 4 - NOTES PAYABLE

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note is now due in full on or before May 31, 2014. The conversion price of the Note has been amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877. Interest relating to the amortization of the debt discount for the year ended December 31, 2013 amounted to $69,772 and $0 remained of the debt discount at December 31, 2013. As of September 30, 2014 this note is past due and there is principal and interest due of $812,249 and $88,124 on the new note, respectively.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the nine months ended September 30, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On August 12, 2013, in connection with the merger, the Company issued $51,440 of new notes. The notes are secured, bear interest at 8% and mature in five years. As of September 30, 2014 there is $4,667 of accrued interest on these notes.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. For the initial advance the Company recorded a debt discount in the amount of $55,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $129,184 based on the Black Scholes Merton pricing model. As of September 30, 2014, this note was fully converted into common stock. As a result of the conversion the remaining debt discount was expensed and the Company recognized a gain on derivative of $3,636.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note required the issuance of warrants to purchase 400,000 warrants. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model. As of September 30, 2014, there is $2,463 of accrued interest.

On November 1, 2013, the Company executed a convertible promissory note for $16,000. The note is convertible at $0.075 after one year, bears interest at 9% and matures in two years. During the nine months ended September 30, 2014, the Company repaid $3,000 before it borrowed another $5,000 on the loan. As of September 30, 2014, there is $1,279 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. The Short-Term Note is currently in default. As of September 30, 2014 there is $5,696 of accrued interest.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. During the nine months ended September 30, 2014, the note and $1,700 of accrued interest was converted into shares of common stock. As a result of the conversion the Company recognized a loss on conversion of $25,321.

The Company received its second payment from JMJ towards the loan, of $22,000 on December 9, 2013. The Company recorded a debt discount in the amount of $22,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $37,173 based on the Black Scholes Merton pricing model. As of September 30, 2014, principal of $3,525 and $2,889 of accrued interest were converted to common stock and $16,164 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $13,685 resulting in a gain on the change in fair value of the derivative. The note balance of $18,475 is shown net of a debt discount of $3,836 at September 30, 2014 and has accrued interest of $0. Subsequent to September 30th the Company received a conversion notice that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the Note. The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

As of December 31, 2013 the Company owed Chiles Valley, LLC, $20,000. This loan was repaid in full during the quarter ended March 31, 2014.

On January 8, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 10, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. During the nine months ended September 30, 2014, the note and $1,300 of accrued interest was converted into shares of common stock. As a result of the conversion the Company recognized a loss on conversion of $42,514.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025. For the initial advance the Company recorded a debt discount in the amount of $30,000 (payment plus 10% original discount and one time interest charge) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $82,251 based on the Black Scholes Merton pricing model. As of September 30, 2014, principal of $3,650 and $2,750 of accrued interest were converted to common stock $18,904 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $21,111 resulting in a gain on the change in fair value of the derivative. The note balance of $23,600 is shown net of a debt discount of $11,096 at September 30, 2014 and has accrued interest of $0. Subsequent to September 30th the Company received a conversion notice that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the Note. The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, includes an original issue discount of $7,500. The note bears a onetime 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $81,200 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $179,454 based on the Black Scholes Merton pricing model. As of September 30, 2014; $48,275 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $49,626 resulting in a gain on the change in fair value of the derivative. As of September 30, 2014 the note balance is $81,200 with a remaining debt discount of $32,925. In addition to the terms outlined above the Company issued to GCEF 5,000,000 shares of common stock. The stock was valued at $0.052, the closing price on the date of the note for non-cash expense of $260,000 which was recorded as a loss on the issuance of debt. Subsequent to September 30th the Company received a conversion notice that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the Note. The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

On March 3, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. During the nine months ended September 30, 2014, the note and $1,500 of accrued interest was converted into shares of common stock. As a result of the conversion the Company recognized a loss on conversion of $34,447.

On March 14, 2014, the Company issued a Convertible Promissory Note to Magna Equities II, LLC (formerly Hanover Holdings I, LLC) in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. The Company recorded a debt discount in the amount of $38,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $41,636 based on the Black Scholes Merton pricing model. On September 16, 2014 $6,600 of principal was converted to common stock. As of September 30, 2014; $31,276 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $18,181 resulting in a gain on the change in fair value of the derivative. The note balance is $31,400 with a remaining debt discount of $6,724 at September 30, 2014 and has accrued interest of $2,468. Subsequent to September 30th the Company received a conversion notice that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the Note. The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

On March 20, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $42,500. The funds were not received on the note until April. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $32,624 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $32,624 based on the Black Scholes Merton pricing model. The note is shown net of a debt discount of $32,624 at September 30, 2014 and has accrued interest of $1,565. Subsequent to September 30th the Company received a conversion notice that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the Note. The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

On April 17, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $44,000 including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,000 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $61,319 based on the Black Scholes Merton pricing model. As of September 30, 2014; $20,131 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $43,200 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $23,869 at September 30, 2014 and has accrued interest and fees of $9,777.

On June 5, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of September 30, 2014 there is $805 of accrued interest on this note.

On June 19, 2014, we borrowed the sum of $15,000 from Steven J. Smith under the terms of a Promissory Note. Pursuant to these terms the loan was non-interest bearing but did include a fee of 1,000,000 shares of common stock. The note was due and payable within seven (7) days of funding with no stated interest. The shares were valued at the closing price on the date of the loan of $0.0051 for a total non-cash expense of $5,100. The repayment terms of this note are currently be renegotiated.

On June 23, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $27,500 including a $2,500 original issue discount. The Company recorded a debt discount in the amount of $27,500 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $34,654 based on the Black Scholes Merton pricing model. As of September 30, 2014; $7,535 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $26,796 resulting in a gain on the change in fair value of the derivative. The note is shown net of a debt discount of $19,965 at September 30, 2014 and has accrued interest of $3,611.

On June 25, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of September 30, 2014 there is $698 of accrued interest on this note.

The maturities of these notes and the related party notes below, net of discounts for the next five years are:

Twelve months ended September 30,
2015	$1,230,911
2016	30,000
2017	—
2018	51,440
2019	—
Total Future Maturities	$1,312,351

A summary of the status of the Company’s debt discounts including original issue discounts, and derivative liabilities, and changes during the periods is presented below:

Debt Discount	December 31, 2013	Additions	Amortization	September 30, 2014
Finiks Capital – February 1, 2013	$37,682	$—	$(37,682)	$—
Neal – June 3, 2013	3,975	—	(3,975)	—
JMJ – October 2, 2013	41,439	—	(41,439)	—
JMJ – December 9, 2013	18,795	—	(14,959)	3,836
Black Mountain Equities, Inc. – February 13, 2014	—	30,000	(18,904)	11,096
GCEF Opportunity Fund, LLC – February 26, 2014	—	81,200	(48,275)	32,925
Hanover Holdings, LLC – March 14, 2014	—	38,000	(31,276)	6,724
KBM – March 20, 2014	—	32,624	—	32,624
JMJ – April 17, 2014	—	44,000	(20,131)	23,869
JMJ – June 23, 2014	—	27,500	(7,535)	19,965
	$101,891	$253,324	$(224,176)	$131,039

Derivative Liabilities	December 31, 2013	Initial valuation	Revaluation on 9/30/14	(Gain) loss of fair value of derivative
JMJ – October 2, 2013	$88,314	$—	$—	$(88,314)
JMJ – December 9, 2013	33,274	—	13,685	(19,589)
Black Mountain Equities, Inc. – February 13, 2014	—	82,251	21,111	(61,140)
GCEF Opportunity Fund, LLC – February 26, 2014	—	179,454	49,626	(129,828)
Hanover Holdings, LLC – March 14, 2014	—	41,636	18,181	(23,455)
KBM – March 20, 2014	—	32,624	32,624	—
JMJ – April 17, 2014	—	61,319	43,200	(18,119)
JMJ – June 23, 2014	—	34,654	26,796	(7,858)
	$121,588	$431,938	$205,223	$(348,303)

Original Issue Discount	December 31, 2013	Additions	Amortization	September 30, 2014
JMJ – October 2, 2013	$3,767	$—	$(3,767)	$—
JMJ – December 9, 2013	1,879	—	(1,496)	383
Black Mountain Equities, Inc. – February 13, 2014	—	5,000	(2,644)	2,356
GCEF Opportunity Fund, LLC – February 26, 2014	—	16,200	(9,586)	6,614
Darren Magot – January 27, 2014	—	2,500	(2,500)	—
JMJ – April 17, 2014	—	4,000	(1,830)	2,170
JMJ – June 23, 2014	—	2,500	(685)	1,815
	$5,646	$30,200	$(22,508)	$13,338

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with Finiks Capital, a related party. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $27,318 of which has been amortized to interest expense. On January 19, 2014, Finiks Capital transferred its rights to the $65,000 promissory note and $3,879 of accrued interest to Strategic IR, Inc. During the period ended September 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

On May 23, 2013, the Company executed a promissory note for $10,000 with a related party. The note bears interest at 12% and was due August 21, 2013. Since the original note was issued an additional $15,000 was loaned to the Company and $2,200 of forbearance fees were added to the loan. As of September 30, 2014 the loan and all accrued interest was repaid in full.

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of September 30, 2014 $3,000 has been repaid on the note and there is $1,989 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note.

As of September 30, 2014, the Company owed a related party $59,516 for cash advances to assist in covering operating expenses. The loan is unsecured, due on demand, and has no stated interest rate.

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

Revenue

During the nine months ended September 30, 2014, the Company recognized $61,808 from related parties.

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

On November 1, 2013, the Company issued 2,222,222 shares of common stock for services. The shares were issued at $0.08 based on the market value of the common stock on the date of authorization for total non-cash stock compensation expense of $177,778.

On November 7, 2013, the Company issued 3,000,000 shares of common stock for services. The shares were issued at $0.075 based on the market value of the common stock on the date of authorization for total non-cash expense of $225,000.

On December 1, 2013, the Company issued 500,000 shares of common stock for services. The shares were issued at $0.03 based on the market value of the common stock on the date of authorization for total non-cash expense of $15,050.

On December 9, 2013, the Company issued 1,000,000 shares of common stock to a Director for services. The shares were issued at $0.0398 based on the market value of the common stock on the date of authorization for total non-cash expense of $39,800, $16,124 of which has been booked to stock compensation expense.

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

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non-cash expense of $98,000, $73,500 of which has been booked to stock compensation expense.

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

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non-cash expense of $364,000, $244,791 of which has been booked to stock compensation expense.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non-cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non-cash expense of $43,500, $31,417 of which has been booked to stock compensation expense.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principal and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the period ended September 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

On September 16, 2014, Magna Equities II, LLC (formerly Hanover Holdings) converted $6,600 of principal into 8,000,000 shares of common stock pursuant to the terms of their note.

On September 17, 2014, Black Mountain Equities converted $6,400 of principal into 8,000,000 shares of common stock pursuant to the terms of their note.

During the nine months ended September 30, 2014, JMJ Financial converted $61,160 of the principal and interest from the convertible promissory note dated September 23, 2013, into 16,400,000 shares of common stock pursuant to the terms of the note.

On September 22, 2014, JMJ Financial converted $1,062 of interest from the convertible promissory note dated September 23, 2013, satisfying that note in full, and $6,414 of principal and interest from the convertible promissory note dated December 9, 2013 into 8,900,000 shares of common stock pursuant to the terms of the note.

During the nine months ended September 30, 2014, Asher Enterprises, Inc. converted $42,500 and $1,700 of the principal and interest, respectively, from the convertible promissory note dated November 25, 2013, into 9,442,857 shares of common stock pursuant to the terms of the note. The company recorded a loss on conversion related to this note of $25,321.

During the nine months ended September 30, 2014, Asher Enterprises, Inc. converted $32,500 and $1,300 of the principal and interest, respectively, from the convertible promissory note dated January 8, 2014, into 17,705,747 shares of common stock pursuant to the terms of the note. The company recorded a loss on conversion related to this note of $42,514.

During the nine months ended September 30, 2014, Asher Enterprises, Inc. converted $37,500 and $1,500 of the principal and interest, respectively, from the convertible promissory note dated March 3, 2013, into 43,625,207 shares of common stock pursuant to the terms of the note. The company recorded a loss on conversion related to this note of $34,447.

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

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $24,544 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.075 .13% risk free rate, 158% volatility and expected life of the warrants of 5 years. As of September 30, 2014, $18,408 has been expensed to stock based compensation.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $26,123 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.10, .13% risk free rate, 158% volatility and expected life of the warrants of 7 years. As of September 30, 2014, $19,592 has been expensed to stock based compensation.

Pursuant to the terms and conditions of the consulting agreement dated February 12, 2014, the Company issued 2,000,000 warrants. The aggregate fair value of the warrants totaled $56,586 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 178% volatility and expected life of the warrants of 5 years. As of September 30, 2014, $35,930 has been expensed to stock based compensation.

On February 17, 2014, the Company issued 500,000 warrants. The aggregate fair value of the warrants totaled $15,561 based on the Black Scholes Merton pricing model using the following estimates exercise price of $0.05 .12% risk free rate, 182% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2014 and changes during the periods is presented below:

Warrants	Weighted Average Price
Outstanding, December 31, 2013	718,107	$0.21
Issued	4,500,000	0.07
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2014	5,218,107	$0.09
Exercisable, September 30, 2014	4,905,607	$0.08

		Outstanding			Exercisable
Range of Exercise Prices		Number Outstanding at 9/30/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2014	Weighted Average Exercise Price
$	0.05-0.25	5,218,107	4.2 Years	$0.09	4, 905,607	$0.08

NOTE 9 – STOCK OPTIONS

On February 13, 2014, the Company granted Kurt Kramarenko, CEO 4,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 500,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $133,984 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 206% volatility and expected life of the options of 2 years. As of September 30, 2014, $45,676 has been expensed to stock based compensation.

On January 1, 2014, the Company granted Darren Magot, a Director, 1,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 250,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $72,725 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 180% volatility and expected life of the options of 5 years. As of September 30, 2014, $45,453 has been expensed to stock based compensation.

A summary of the status of the Company’s outstanding stock options as of September 30, 2014 and changes during the periods is presented below:

	Option	Weighted Average Price
Outstanding, December 31, 2013	—	$—

Issued	5,000,000	0.06
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2014	5,000,000	$0.06
Exercisable, September 30, 2014	2,250,000	$0.06

		Outstanding			Exercisable
Range of Exercise Prices		Number Outstanding at 9/30/2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/2014	Weighted Average Exercise Price
$	0.05-0.08	5,000,000	1.9 Years	$0.06	2,250,000	$0.06

NOTE 10 – COMMITMENTS

We rent approximately 4,100 square feet of office space in Las Vegas, Nevada on a month-to-month basis. We currently pay rent that escalates quarterly and culminates in a monthly rate of $2,500. Rent expense for the nine months ended September 30, 2014 was $26,467.

NOTE 11 - GOING CONCERN

As of September 30, 2014, the Company has a working capital deficit of $2,004,259, limited revenue and an accumulated deficit of $4,488,179. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to September 30, 2014 KBM Worldwide, Inc. converted a total of $19,200 into 74,815,454 shares of common stock pursuant to the terms of their convertible promissory notes.

Subsequent to September 30, 2014 JMJ Financial converted a total of $17,514 into 58,500,000 shares of common stock pursuant to the terms of their convertible promissory notes.

Subsequent to September 30, 2014 Black Mountain Equities, Inc. converted a total of $10,380 into 24,500,000 shares of common stock pursuant to the terms of their convertible promissory note.

Subsequent to September 30, 2014 GCEF Opportunity Fund, LLC converted a total of $1,471 into 14,705,000 shares of common stock pursuant to the terms of their convertible promissory notes.

On September 24, 2014, the Company executed a convertible promissory note with KBM Worldwide, Inc. for $32,500. The note carries all of the same terms as the previous notes between the lender and the Company. The funds were not received until October.

October 7, 2014, the board of directors approved a Certificate of Designation for Class B Convertible Preferred Stock. This newly designated class of preferred stock consists of one million (1,000,000) shares.

On October 7, 2014, the Company entered into a Debt Conversion Agreement (the “Agreement”) with MCKEA Holdings, LLC (“MCKEA”). Under the Agreement, MCKEA agreed to extinguish and release various debts owed by the Company totaling $198,654. The debt includes various sums owing to MCKEA as well as certain third party debts acquired by MCKEA under assignment. In exchange for the release of these debts, the Company agreed to issue MCKEA 1,000,000 shares of the newly-designated Class B Convertible Preferred Stock.

On October 8, 2014, the Company’s Board of Directors approved a resolution to amend its Articles of Incorporation to increase the aggregate number of shares that it may issue to three billion (3,000,000,000) shares, consisting of 2,990,000,000 shares of common stock and 10,000,000, shares of preferred stock.

On October 9, 2014, a portion of the GCEF Opportunity Fund note in the amount $20,000 was assigned to WHC Capital, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with WHC Capital. The replacement note bears interest at 12% per annum, is due on or before October 9, 2015, and is convertible to shares of our common stock at price equal to a fifty percent (50%) discount to our lowest closing bid price during the ten (10) trading days preceding the conversion.

On November 6, 2014, an additional portion of the GCEF Opportunity Fund Note in the amount of $20,000 was assigned to Beaufort Capital Partners, LLC. On November 13, 2014, we entered into a Securities Exchange and Settlement Agreement with Beaufort. Under this agreement, the $20,000 in debt may be exchanged for shares of our common stock at either: (A) the lesser of (i) $0.0001, or (ii) 50% of our common stock price, if our common stock price falls below $0.00049 per share, or (B) 50% of our common stock price if our common stock price remains above $0.0005 during the applicable pricing period.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described above.

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

Over the past forty (40) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. In June 2014 the Company launched its test of an infield sales force in the Southern Michigan area. The test results did not meet management’s expectations and the Company is evaluating strategic opportunities for its future including sale of the asset to qualified third-party investors.

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

Suppliers and Service Providers

As of September 2014, CrossClick Media has contracted business operational services with Hostgator for server hosting services, Time Warner Cable for commercial VOIP and Internet services, VoxTeleSys for voice and call services and OPC Marketing for call center operations. After September 30, 2014 the Company entered a two-year services agreement with Five9, Inc., one of the nation’s leading “cloud based” Call Center solutions that employs VOIP technology for ease of use and expansion and replaces VoxTeleSys as the source of telephony connectivity.

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

In an affiliate agreement dated February 14, 2012, Co-Signer.com contracted with National Tenant Network, Inc. (“NTN”) to provide tenant screening information and services through NTN’s online portal, www.NTNOnline.com and to exclusively market each other’s services to their clients and to the public. This annual agreement provides that Co-Signer.com will be the only rent guarantee service to be promoted by NTN through all of its marketing channels, including all online affiliates nationwide, while providing daily online tenant screening ratings to assist in the evaluation of tenants applying for Co-Signer.com’s services. This agreement is cancelable with a 30 day written notice. NTN is recognized as a leading tenant screening service for the single-family residential leasing business throughout the United States, and it has been awarded for its marketing campaigns at industry events and for its presence online within the property management industry. Co-Signer.com’s written agreement with NTN has formally expired. Co-Signer.com entered an agreement on January 6, 2014 with Contemporary Information Corporation (CIC), the nation's highest rated credit information service bureau, which provides comprehensive tenant screening services to over 10,000 property managers. On February 24, 2014 two marketing agreements were entered by CIC and Co-Signer.com that had one exclusively market the other nationally on a revenue sharing basis. In September 2014 marketing and underwriting services with CIC were discontinued, and as of September 30 the Company was negotiating with comparable service providers.

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

Results of Operations for the Three Months ended September 30, 2014 and 2013.

Revenue

For the three months ended September 30, 2014, revenue was $158,365 compared to $12,286 for the three months ended September 30, 2013; an increase of $146,079. The current quarter includes revenue from the new operations of CrossClick Media, Inc.

Operating Expenses

Professional fees for the three months ended September 30, 2014 were $8,340, as compared to $44,155 for the three months ended September 30, 2013, a decrease of $35,815 or 81%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Salaries and wage expense for the three months ended September 30, 2014 was $126,831, as compared to $29,010 for the three months ended September 30, 2013, an increase of $97,821 or 337%.   The increase in the current period is attributed to changes within management personnel and the additional employees hired for CrossClick Media.

Advertising and promotion expense for the three months ended September 30, 2014 was $40,532, as compared to $16,166 for the three months ended September 30, 2013, an increase of $24,366 or 151%. The increase is directly attributable to the increased business activity from CrossClick Media.

Stock based compensation is a non-cash expense incurred from the issuance of shares of the Company’s common stock, warrants and options which have been issued for services to both employees and other service providers. During the three months ended September 30, 2014, we incurred $250,483 of expense as a result of fair valuing common shares, options and warrants that were issued compared to $170,000 for the three months ended September 30, 2013, an increase of $80,483 or 47%.

General and administrative expense for the three months ended September 30, 2014 was $147,851, as compared to $43,784 for the three months ended September 30, 2013, an increase of $104,067 or 238%. The increase can be attributed to an increase in the expense incurred for outside services, travel and increases in other general business expenses in conjunction with increased operations.

Other income and expense

During the three months ended September 30, 2014 we incurred $82,655 of expense for amortization of debt discount, derivative expense of $0 and had a gain on the change in fair market value of our derivative liability of $379,219, compared to $104,236 of amortization of debt discount and a loss on the change in fair market value of our derivative liability of $34,773 in the prior year. In addition, interest expense decreased $15,980, to $43,041 in the current period compared to $59,021 in the prior year. Overall the large gain in the change in the fair market value of the derivative liability resulted in net other income.

Net Loss

Overall we recorded a net loss of $283,240 for the three months ended September 30, 2014, as compared to a net loss of $488,859 for the three months ended September 30, 2013, a decrease of $205,619.   As discussed above the decrease in net loss can in part be attributed to the large gain in the change in the fair market value of the derivative liability and increased revenue.

Results of Operations for the Nine Months ended September 30, 2014 and 2013.

Revenue

For the nine months ended September 30, 2014, revenue was $221,413 compared to $46,321 for the nine months ended September 30, 2013; an increase of $175,092. The current quarter includes revenue from the new operations of CrossClick Media, Inc.

Operating Expenses

Professional fees for the nine months ended September 30, 2014 were $87,381, as compared to $60,670 for the nine months ended September 30, 2013, an increase of $26,711.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year end audit.

Salaries and wage expense for the nine months ended September 30, 2014 was $247,995, as compared to $74,029 for the nine months ended September 30, 2013, an increase of $173,966 or 235%.   The increase in the current period is attributed to changes within management personnel and the additional employees hired for CrossClick Media.

Advertising and promotion expense for the nine months ended September 30, 2014 was $73,646, as compared to $74,039 for the nine months ended September 30, 2013.

Stock based compensation is a non-cash expense incurred from the issuance of shares of the Company’s common stock, warrants and options which have been issued for services to both employees and other service providers. During the nine months ended September 30, 2014, we incurred $948,306 of expense as a result of fair valuing common shares, options and warrants that were issued. We recorded $40,000 for the issuance of 1,000,000 shares of common stock to our CEO and $908,306 for issuance of shares to various service providers. During the nine months ended September 30, 2013, stock-based compensation expense was $170,000.

General and administrative expense for the nine months ended September 30, 2014 was $395,945, as compared to $107,375 for the nine months ended September 30, 2013, an increase of $288,570. The increase can be attributed to an increase in the expense incurred for outside services, travel and increases in other general business expenses in conjunction with increased operations.

Other income and expense

During the nine months ended September 30, 2014 we incurred $237,057 of expense for amortization of debt discount, derivative expense of $178,614 and had a gain on the change in fair market value of our derivative liability of $348,303, compared to $117,466 of amortization of debt discount in the prior year and a loss on the change in fair market value of our derivative liability of $34,773. There was also a loss on the issuance of debt and the conversion of debt of $275,000 and $102,282, respectively, and an increase in interest expense of $85,784.

Net Loss

Overall we recorded a net loss of $2,129,509 for the nine months ended September 30, 2014, as compared to a net loss of $652,469 for the nine months ended September 30, 2013, an increase of $1,477,040.   As discussed above the increase in net loss can in part be attributed to stock issued for services, an increase in the amortization of debt discount, derivative and interest expense and the loss on extinguishment of debt.

Liquidity and Capital Resources

As of September 30, 2014, we had an accumulated deficit of $4,488,179 and a working capital deficit of $2,004,259. For the nine months ended September 30, 2014, net cash used in operating activities was $448,780 and we netted $451,450 from financing activities.

During the nine months ended September 30, 2014, the Company purchased computers and other equipment for $4,462.

On June 29, 2012, we issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of our operating expenses whereby increasing the principal balance of the note to $491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. As amended, the Convertible Promissory Note is now due in full on or before May 31, 2014. The conversion price of the Note, amended, is $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note. As of September 30, 2014 this note is past due and there is principal and interest due of $812,249 and $88,124 on the new note, respectively.

In connection with our acquisition of Co-Signer.com., we also issued a total of $51,440 in 8% Secured Notes to a total of ten former shareholders of Co-Signer.com. The 8% Secured Notes are due in five years and accrue interest at an annual rate of eight percent (8%). Interest accrued under the 8% Secured Notes is due in semi-annual payments. All payments of interest due under the 8% Secured Notes may, at our option, be paid in shares of our common stock valued at a price per share equal to the average of the closing market prices for our common stock during five trading days immediately preceding the due date for such payment. Our obligations under the 8% Secured Notes are secured by a lien on all of our assets granted under Article 9 of the Uniform Commercial Code. As of September 30, 2014 there is $4,667 of accrued interest on these notes.

On June 12, 2013, the Company executed a promissory note with Robert and Suzanne Roysden for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. During the period ended September 30, 2014, $3,000 was repaid on the loan and the loan was extended with no specific terms of repayment.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. Funds are loaned to the Company under a series of advances made under the Note. Loans made under the Note mature in one year from the date of the advance and, if repaid within ninety (90) days from the date of issue, the loans will not bear interest. Upon ninety days after the date of issue, a onetime interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the balance under the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date.

Our outstanding loans with JMJ under the Note are as follows:

Date	Due Date	Principal and Interest Amount
December 9, 2013	December 9, 2014	$18,475
April 17 2014	April 17 2015	$49,777
June 23, 2014	June 23, 2015	$31,111
	Total	$99,363

On November 1, 2013, we entered into a $30,000, 9% Convertible Promissory Note with Charles J. Kalina III. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock at $0.075 per share beginning one year from the date of the note. In addition, the note requires the issuance of warrants to purchase 400,000 shares of common stock at a price of $.125, exercisable for three years. As of September 30, 2014, there is $2,463 of accrued interest.

On November 1, 2013, the Company executed a convertible promissory note for $16,000 with Steven J. Smith. The note is convertible at $0.075 after one year, bears interest at 9% and matures in two years. During the nine months ended September 30, 2014, the Company repaid $3,000 before it borrowed another $5,000 on the loan. As of September 30, 2014, there is $1,279 of accrued interest.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire a prior Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of September 30, 2014 there is $5,696 of accrued interest.

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of September 30, 2014 $3,000 has been repaid and there is $1,989 of accrued interest. The Note is convertible into common shares of our common stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 1,000,000 shares of our common stock at $.05 per share, exercisable for three years.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025. As of September 30, 2014, principal of $3,650 and $2,750 of accrued interest were converted to common stock. As of September 30, 2014 the note balance including all interest and fees is $23,600.

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

On October 9, 2014, a portion of the GCEF Opportunity Fund note in the amount $20,000 was assigned to WHC Capital, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with WHC Capital. The replacement note bears interest at 12% per annum, is due on or before October 9, 2015, and is convertible to shares of our common stock at price equal to a fifty percent (50%) discount to our lowest closing bid price during the ten (10) trading days preceding the conversion.

On November 6, 2014, an additional portion of the GCEF Opportunity Fund Note in the amount of $20,000 was assigned to Beaufort Capital Partners, LLC. On November 13, 2014, we entered into a Securities Exchange and Settlement Agreement with Beaufort. Under this agreement, the $20,000 in debt may be exchanged for shares of our common stock at either: (A) the lesser of (i) $0.0001, or (ii) 50% of our common stock price, if our common stock price falls below $0.00049 per share, or (B) 50% of our common stock price if our common stock price remains above $0.0005 during the applicable pricing period.

On March 14, 2014, the Company issued a Convertible Promissory Note to Magna Equities II, LLC (formerly Hanover Holdings I, LLC) in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. On September 16, 2014, $6,600 of principal was converted to common stock. As of September 30, 2014 the remaining principal and interest due on the note is $31,400 and $2,468, respectively.

On June 19, 2014, we borrowed the sum of $15,000 from Steven J. Smith under the terms of a Promissory Note. Pursuant to these terms the loan was non-interest bearing but did include a fee of 1,000,000 shares of common stock. The note was due and payable within seven (7) days of funding with no stated interest. The shares were valued at the closing price on the date of the loan of $0.0051 for a total non-cash expense of $5,100. The repayment terms of this note are currently be renegotiated.

We have also received short term financing from KBM Worldwide, Inc. (“KBM”) under a series of Securities Purchase Agreements (the “SPAs”) and a Convertible Promissory Notes (the “Notes”). The Notes bear interest at an annual rate of 8%, with principal and interest coming due approximately nine (9) months from issue. The Note may be converted in whole or in part, at the option of the holder, to shares of our common stock, par value $0.001, at any time following 180 days after the issuance dates of the Notes. The conversion price under the Notes is a 42% discount to the Market Price of our common stock on the conversion date.

Our outstanding loans with KBM are as follows:

Date	Due Date	Principal Amount
March 20, 2014	December 31, 2014	$42,500
June 5, 2014	March 9, 2015	$32,500
June 25, 2014	March 27, 2015	$32,500
September 24, 2014 (funded in October 2014)	July 6, 2015	$32,500
	Total	$140,000

Subsequent to September 30th the Company received several conversion notices that they were unable to fulfill due to not having enough available authorized shares to cover the conversion. This resulted in default on the applicable Notes (see Note 4). The Company is in the process of increasing its authorized common stock and will honor the conversion notices as soon as it is able.

On October 7, 2014, we entered into a Debt Conversion Agreement (the “Agreement”) with MCKEA Holdings, LLC (“MCKEA”). Under the Agreement, MCKEA agreed to extinguish and release various debts owed by us and totaling $198,653.74. The debt includes various sums owing to MCKEA as well as certain third party debts acquired by MCKEA under assignment. In exchange for the release of these debts, we agreed to issue MCKEA 1,000,000 shares of our Class B Convertible Preferred Stock. Class B Convertible Preferred Stock votes together with our common stock at a rate of three thousand (3,000) votes for each preferred share held. In addition, Class B Convertible Preferred Stock is convertible to shares of our common stock, at the option of the holder, at a rate of 250 shares of common stock for each preferred share held. The conversion right also contains and anti-dilution feature whereby, for each additional share of common stock issued by us in the future, the holders of the Class B Convertible Preferred Stock shall, as a whole, received an equal number of common shares on a pro-rata basis. Further, for so long as shares of our Class B Convertible Preferred Stock are issued and outstanding, we may not designate any additional classes of preferred stock without the written consent of the holders of the majority of the then-issued and outstanding Class B Convertible Preferred shares.

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

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014. Management determined that the material weaknesses that resulted in controls being ineffective are primarily due to lack of resources and number of employees. Material weaknesses exist in the segregation of duties required for effective controls and various reconciliation and control procedures not regularly performed due to the lack of staff and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non-cash expense of $98,000.

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

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non-cash expense of $364,000.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non-cash expense of $260,000 which was recorded as a loss on the issuance of debt.

On March 1, 2014, the Company issued 750,000 shares of common stock for services. The shares were issued at $0.058 based on the market value of the common stock on the date of authorization for total non-cash expense of $43,500.

On March 27, 2014, the Company issued 1,593,240 shares of common stock in conversion of $10,622 of principal and accrued interest. The loan was converted at $0.0067 per the terms of the agreement.

During the nine months ended September 30, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note.

On April 2, 2014, JMJ Financial converted $10,000 of the amount due pursuant to the terms of it convertible promissory note into 800,000 shares of common stock.

On April 24, 2014, JMJ Financial converted $15,750 of the amount due pursuant to the terms of it convertible promissory note into 1,500,000 shares of common stock.

On May 16, 2014, JMJ Financial converted $17,850 of the amount due pursuant to the terms of it convertible promissory note into 1,700,000 shares of common stock.

On May 30, 2014, Asher Enterprises, Inc. converted $15,000 of the amount due pursuant to the terms of it convertible promissory note into 2,142,857 shares of common stock.

On June 10, 2014, Asher Enterprises, Inc. converted $29,200 of the amount due pursuant to the terms of it convertible promissory note into 7,300,000 shares of common stock.

On June 16, 2014, JMJ Financial converted $10,000 of the amount due pursuant to the terms of it convertible promissory note into 4,000,000 shares of common stock.

On June 19, 2014, the Company issued 1,000,000 shares of common stock to Steven J. Smith for a loan fee. The shares were valued at the closing price on the date of the loan of $0.0051 for a total non-cash expense of $5,100.

On July 22, 2014, Asher Enterprises, Inc. converted $15,000 of the amount due pursuant to the terms of it convertible promissory note into 5,172,414 shares of common stock.

During September 2014, Asher Enterprises, Inc. converted $57,800 of the amount due pursuant to the terms of it convertible promissory note into 56,158,540 shares of common stock.

On September 11, 2014, JMJ Financial converted $7,560 of the amount due pursuant to the terms of it convertible promissory note into 8,400,000 shares of common stock.

On September 16, 2014, Magna Equities converted $6,600 of the amount due pursuant to the terms of it convertible promissory note into 8,000,000 shares of common stock.

On September 17, 2014, Black Mountain Equities converted $6,400 of the amount due pursuant to the terms of it convertible promissory note into 8,000,000 shares of common stock.

On September 22, 2014, JMJ Financial converted $7,476 of the amount due pursuant to the terms of it convertible promissory note into 8,900,000 shares of common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	KBM Worldwide, Inc. Convertible Promissory Note dated September 24, 2014
10.2	KBM Worldwide, Inc. Securities Purchase Agreement dated September 24, 2014
10.3	Convertible Promissory Note issued to WHC Capital, LLC dated October 9, 2014
10.4	Securities Exchange and Settlement Agreement with Beaufort Capital Partners, LLC dated November 13, 2014
10.5	Service Agreement with Five9, Inc.
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cross Click Media, Inc.

Date:	November 26, 2014

/s/ Kurtis A. Kramarenko
By:	Kurtis A. Kramarenko
Title:	President, Chief Executive Officer, and Chief Financial Officer

