Form 10-K
period 2014-12-31
Cross Click Media Inc.
filed 2015-11-02
CIK 1487659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from__________to __________

Commission file number: 333-165692

Cross Click Media, Inc.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

8275 S. Eastern Avenue, Suite 200-661 Las Vegas, NV

(Address of principal executive offices)

47-1771976

(I.R.S. Employer Identification No.)

89123

(Zip Code)

Registrant’s telephone number: (855) 873-7992

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $11,271,349 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,630,588,261 as of October 9, 2015.

2

PART I

Item 1. Business

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plan, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “ estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors, which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

We are based in the Greater Las Vegas area in Nevada and sublease office space in Orange County in California.

Services

CrossClick Media, Inc. provides multiple marketing techniques for small business branding which can impact our clients’ corporate image, grow their service or product brands and engage their customers by driving purchases, establishing trust and building brand loyalty. We feature a nationwide affiliate network, along with a call center network for all inbound and outbound traffic supported by a robust IT and design team that can deliver innovative integrated solutions including web development, data management and harvesting, ecommerce and CRM/ERP solutions and design and editorial that will dynamically tell a company’s story.

Our client base will be focused on political organizations and small cap corporations seeking better public awareness, fundraising and campaign support, online and in-store marketing, IR and PR services, and innovative marketing to help brand their corporate identity, products and services. Within the first six months of operations since the transition in business model we have generated revenue from our new line of business and have several clients already receiving services on a daily or weekly basis.

CrossClick Media, Inc. has developed a multi-channel marketing program known as the Ad Wheel. Businesses can readily target their selected audience using socio and economic demographics to deliver their marketing or branding message, “call to action” campaign or deliver an “act now” coupon or opportunity supported by our call center and online development departments to present a cohesive presentation and deliver results. This concept began to be developed in support the Company’s subsidiary, Co-Signer.com.

Co-Signer.com provided credit-challenged tenants with a cosigner while providing residential landlords a contracted rent payment guarantee for a specified number of months within the 12 month lease period for their specified properties, one lease at a time. This lease payment assurance program was flexible with defaulted rent paid for either a 3-month or 6-month period of time within the 12-month contract period, depending upon the requirement or election of the landlord. At this time, Co-Signer.com, is busy restructuring its business model, streamlining its processes and practices, having learned many lessons over 65 surety contracts and processing to deliver a more vibrant menu of online based services. We look forward to launching our revitalized web portal in the first quarter of 2015

Co-Signer.com was established as a result of the 2008 financial and housing crises. Since the summer of 2007 to today, a large number of Americans have lost their jobs, their homes and/or their businesses resulting in having their personal wealth and credit scores severely reduced and damaging their credit history. Over this same time period, circumstances and events have occurred leaving more and more people unable to qualify for a residential lease. A survey by the Associated Press (July 2013) states that 80% of all adult Americans will experience near poverty or unemployment in their lifetime while a recent report by Experian stated that America is becoming more of a renter nation out of choice, and as such, the need for residential cosigning of leases will only grow. As a result of these circumstances, the need to have someone cosign for a residential lease has increased. In the case of many tenants, the family and friends who would have cosigned for them a few years ago are now unable to do so.

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

Over the past forty-three (43) months, Co-Signer.com has continued to develop, refine and field-test its business model and rent guarantee programs in targeted markets across the United States. Co-Signer.com’s management believes that the Company has a unique service ready to be distributed in the top twenty-five U.S. rental markets. In June 2014 the Company launched its test of an infield sales force in the Southern Michigan area. The test results did not meet management’s expectations and the Company is evaluating strategic opportunities for its future including sale of the asset to qualified third-party investors.

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

Suppliers and Service Providers

As of December 31, 2014, CrossClick Media has contracted business operational services with Hostgator for server hosting services, Time Warner Cable for commercial VOIP and Internet services, Five 9, Inc. for call center operations and telephony services, and VoxTeleSys for independent office voice and call services. On November 7, 2014 the Company entered a two-year services agreement with Five9, Inc., one of the nation’s leading “cloud based” Call Center solutions that employs VOIP technology for ease of use and expansion and replaces VoxTeleSys as the source of telephony connectivity.

In an exclusive website, database and IT services contract, Co-Signer.com retained Imagine Media Group, LLC, a high-level security approved U.S. military and government IT services provider, to develop and maintain its online presence, including database development, application processing and evaluation and an integrated tenant screening, sales and marketing program with all proprietary rights retained by Co-Signer.com. Imagine Media Group has been an experienced web site, database, and process developer for the banking, military and financial services industries for over the past 15 years. The agreement with Imagine Media Group was executed by LetUsCosign.com, Inc., a company previously acquired by Co-Signer.com. A renewed agreement was executed on July 1, 2013 for three years by its subsidiary, Co-Signer.com and in a separate and subsequent agreement with the Company on May 13, 2015 for services supporting its new business model totaling up to $1,000,000 with a monthly minimum services fee of $5,000.

In June 2014, the Company entered a consulting agreement $60,000 with a business-restructuring consultant in support of its change in business model and to assist with the future of Co-Signer.com, Inc. The services contract was for six months, ending prior to December 31, 2014.

Expansion and Development

In June 2014, the Company began providing call center services and developing the Affiliate Program for the Voters for Hillary campaign sponsored by The Foundation for a Greater America, Inc. (FFAGA). FFAGA is a Delaware non-profit corporation that is a Super Pac registered with the Federal Elections Commission. Voters for Hillary approved the Affiliate Program and in December signed a Master Services Agreement dated December 2, 2014 for the call center and others services which included procuring nationwide call centers to participate in a network that can provide voluminous inbound and outbound calls targeting pre-qualified Democratic and independent donors and voters. The Chairman of the Board for FFAGA is married to the managing member of MCKEA Holdings, LLC and two directors of FFAGA are both members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

As of December 31, 2014, Co-Signer.com had provided services to over sixty-five tenant clients and approximately three dozen landlords and property management companies in targeted U.S. metropolitan markets. Co-Signer.com has developed a multi-level marketing plan to promote, sell and distribute its services to the following marketplaces and audiences:

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

Item 2. Properties

Our corporate headquarters is located in Las Vegas, Nevada. We also rented approximately 4,100 square feet of office space, used as our local call center, on a monthly basis. This location’s rent escalated quarterly and culminated in a monthly rate of $2,500, which ceased April 15, 2015. We currently sublease part of an office approximately 2,800 square feet in Orange County, CA as acall center.

Item 3. Legal Proceedings

We are a party to two pending legal proceedings. We are not aware of any other pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On April 10, 2015, IRTH Communications, LLC, a Nevada limited liability company, filed a lawsuit for the $90,000 balance due on their IR consulting services contract. The Company contests the validity of this claim and this lawsuit. As of December 31, 2014, the Company’s recorded liability to IRTH is $90,000 and the case is still pending.

In June 2015, KBM Worldwide, Inc. due to default on their outstanding Convertible Promissory Notes filed a lawsuit against the Company for $200,000 inclusive of interest, penalties and damages. As of December 31, 2014, the Company’s recorded liability to KBM is $153,595 of principal and $6,201 of accrued interest and the case is still pending.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted under the symbol “XCLK” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTC-Pink tier of the market operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA. Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTC-Pink market tier.

The following tables set forth the range of high and low prices for our common stock for the each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Year	Quarter	High	Low
2013	March 28	$.100	$.090
2013	June 28	$.069	$.069
2013	September 30	$.092	$.065
2013	December 31	$.029	$.029
2014	March 31	$.033	$.026
2014	June 30	$.010	$.008
2014	September 30	$.001	$.001
2014	December 31	$.0002	$.0001

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Penny Stock Considerations

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

Recent Sales/Issuances of Unregistered Securities

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

On December 9, 2013, the Company issued 1,000,000 shares of common stock to a Director for services. The shares were issued at $0.0398 based on the market value of the common stock on the date of authorization for total non-cash expense of $39,800.

During the year ended December 31, 2013, the Company issued 3,266,667 shares of common stock for total cash proceeds of $62,000.

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non-cash stock compensation expense of $98,000.

On January 2, 2014 and February 13, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered, respectively. The shares were issued at $0.028 and $0.04, respectively, based on the market value of the common stock on the date of authorization for total non-cash expense of $47,000.

On January 11, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non-cash expense of $204,905.

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 based on the market value of the common stock on the date of authorization for total non-cash expense of $371,000.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non-cash loan fee expense of $260,000.

On March 30, 2014, the Company issued 500,000 shares of common stock for services. The shares were issued at $0.03 based on the market value of the common stock on the date of authorization for total non-cash expense of $15,000.

On April 5, 2014, the Company issued 250,000 shares of common stock for services. The shares were issued at $0.0285 based on the market value of the common stock on the date of authorization for total non-cash expense of $7,125

On June 19, 2014, the Company issued 1,000,000 shares of common stock. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.051, the closing price on the date of the note for non-cash loan fees expense of $5,100.

Common stock issued for conversion of debt during the year ended December 31, 2014 detailed in the table below:

				Amount Converted
Date	Note Holder	Price	Shares Issued	Principal	Interest
01/21/14	Strategic IR	$0.00650	5,000,000	$32,500	$-
03/19/14	Strategic IR	$0.00650	5,000,000	32,500	-
03/27/14	Third party investor	$0.00667	1,593,240	10,000	622
04/02/14	JMJ Financial	$0.01250	800,000	10,000	-
04/24/14	JMJ Financial	$0.01050	1,500,000	15,750	-
05/14/14	JMJ Financial	$0.01050	1,700,000	17,850	-
05/30/14	Asher Enterprises	$0.00700	2,142,857	15,000	-
06/09/14	Asher Enterprises	$0.00400	7,300,000	27,500	1,700
06/13/14	JMJ Financial	$0.00250	4,000,000	10,000	-
07/22/14	Asher Enterprises	$0.00290	5,172,414	15,000	-
09/02/14	Asher Enterprises	$0.00150	12,533,333	17,500	1,300
09/11/14	JMJ Financial	$0.00090	8,400,000	1,956	5,604
09/16/14	Magna Equities (Hanover)	$0.00083	8,000,000	6,600	-
09/17/14	Black Mountain	$0.00080	8,000,000	6,400	-
09/19/14	Asher Enterprises	$0.00093	8,494,624	7,900	-
09/22/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/22/14	JMJ Financial	$0.00084	8,900,000	6,413	1,063
09/23/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/24/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/26/14	Asher Enterprises	$0.00083	8,433,735	6,410	590
09/30/14	Asher Enterprises	$0.00075	1,213,333	-	910
10/01/14	JMJ Financial	$0.00066	9,300,000	6,138	-
10/09/14	Black Mountain	$0.00060	12,500,000	7,500	-
10/14/14	JMJ Financial	$0.00036	14,000,000	5,040	-
10/17/14	KBM Worldwide	$0.00037	12,459,459	4,610	-
10/20/14	Black Mountain	$0.00024	12,000,000	2,880	-
10/20/14	KBM Worldwide	$0.00033	12,454,545	4,110	-
10/22/14	JMJ Financial	$0.00018	15,300,000	2,754	-
10/23/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/24/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/27/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/29/14	JMJ Financial	$0.00018	19,900,000	1,877	1,705
10/29/14	KBM Worldwide	$0.00015	12,466,667	1,870	-
11/03/14	WHC Capital LLC	$0.00010	14,705,000	1,471	-
11/04/14	JMJ Financial	$0.00012	21,500,000	1,619	961
11/07/14	WHC Capital LLC	$0.00010	16,176,000	1,618	-
11/28/14	KBM Worldwide	$0.00014	12,428,571	1,740	-
12/01/14	KBM Worldwide	$0.00025	21,640,000	5,410	-
12/02/14	Beaufort Capital	$0.00010	15,000,000	1,500	-
12/02/14	Black Mountain	$0.00018	12,000,000	2,160	-
12/02/14	Magna Equities (Hanover)	$0.00017	30,303,031	5,000	-
12/03/14	KBM Worldwide	$0.00014	21,642,857	3,030	-
12/08/14	JMJ Financial	$0.00012	29,000,000	3,480	-
12/10/14	WHC Capital LLC	$0.00010	24,157,000	2,416	-
12/15/14	KBM Worldwide	$0.00012	21,625,000	2,595	-
12/16/14	Beaufort Capital	$0.00005	22,160,000	1,108	-
12/18/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/22/14	LG Capital Funding LLC	$0.00005	28,781,800	1,435	4
12/23/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/24/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/30/14	KBM Worldwide	$0.00008	21,625,000	1,730	-
12/30/14	LG Capital Funding LLC	$0.00005	29,836,800	1,485	7
			688,863,564	$436,687	$14,466

Common stock issuances subsequent to December 31, 2014 as follows:

On January 2, 2015 the Board of Directors authorized the issuance of 1,000,000 fully vested shares to a former officer of the Company per the terms of their employment contract.

On January 5, 2015, KBM Worldwide, Inc. converted $2,070 of principal into 34,500,000 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 7, 2015, LG Capital, LLC converted $2,113 of principal into 42,267,000 shares of common stock pursuant to the terms of their note.

On January 8, 2015, Beaufort Capital, LLC converted $1,670 of principal into 33,400,000 shares of common stock pursuant to the terms of their note.

On January 8, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 8, 2015, LG Capital, LLC converted $2,100 of principal and $14 of accrued interest into 42,267,200 shares of common stock pursuant to the terms of their note.

On January 9, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 12, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014 and the same day, KBM Worldwide, Inc. converted another $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 14, 2015, LG Capital, LLC converted $2,600 of principal and $21 of accrued interest into 52,410,400 shares of common stock pursuant to the terms of their note.

On January 15, 2015, KBM Worldwide, Inc. converted $745 of principal and $1,700 of accrued interest into 40,750,000 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 20, 2015, LG Capital, LLC converted $3,073.03 of principal into 61,460,600 shares of common stock pursuant to the terms of their note.

On January 23 2015, Beaufort Capital, LLC converted $3,045 of principal and $28 of accrued interest into 61,969,551 shares of common stock pursuant to the terms of their note.

On January 28, 2015, KBM Worldwide, Inc. converted $3,080 of principal into 51,333,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On January 29, 2015, Beaufort Capital, LLC converted $3,405 of principal into 68,100,000 shares of common stock pursuant to the terms of their note.

On February 2, 2015, KBM Worldwide, Inc. converted $3,080 of principal into 51,333,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 17, 2015, KBM Worldwide, Inc. converted $4,595 of principal into 76,583,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 23, 2015, KBM Worldwide, Inc. converted $9,205 of principal into 153,416,667 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 25, 2015, KBM Worldwide, Inc. converted $4,445 of principal into 74,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 6, 2015, KBM Worldwide, Inc. converted $9,665 of principal into 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 19, 2015, KBM Worldwide, Inc. converted $9,665 of principal into 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 24, 2015, KBM Worldwide, Inc. converted a total $9,665 of principal into a total of 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014 ($6,315 principal and 105,250,000 shares of common stock) and the note dated June 25, 2014 ($3,350 principal and 55,833,333 shares of common stock).

On March 26, 2015, Smith Family Trust of 2005 converted $45,575 of principal into 100,000,000 shares of common stock pursuant to the terms of their Notes dated November 1, 2013, June 19, 2014, September 5, 2014, and October 3, 2014.

On March 26, 2015, KBM Worldwide, Inc. converted $7,840 of principal into 130,666,667 shares of common stock pursuant to the terms of their note dated June 25, 2014.

On March 30, 2015 the Company issued 50,000,000 shares of common stock in conversion of $30,000 of principal and accrued interest. The loan was converted at $0.0006 per the terms of the agreement.

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

Results of Operation for the year ended December 31, 2014 compared to the year ended December 31, 2013

Revenue

For the year ended December 31, 2014, we recognized $326,009 of revenue as compared to $62,991 for the year ended December 31, 2013, an increase of $263,018 or 418%. The increase is primarily due to revenue received from our new business model of providing market and investor awareness programs, affiliate and digital marketing and call center services as well as website and marketing support.

Of the revenue recognized in 2014, $190,863 was from Avalanche International Corp and its subsidiary Smith and Ramsay Brands, LLC. This accounts for approximately 58.6% of total revenue. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International Corp. The Company also recognized revenue of $73,706 from Foundation for a Greater America, Inc. (“FFAGA”). The Chairman of the Board for FFAGA is married to the managing member of MCKEA Holdings, LLC and two directors of FFAGA are both members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

Cost of revenue and gross margin

For the year ended December 31, 2014, cost of revenue was $52,745 compared to $0 in the prior year. The increase in cost of sales is in conjunction with the increase in revenue. Gross margin for the year ended December 31, 2014 was $273,264 compared to $62,991.

Operating Expenses

Professional fees for the year ended December 31, 2014 were $119,028, as compared to $191,738 for the year ended December 31, 2013, a decrease of $72,710 or 38%.  Professional fees mainly consist of legal, auditor and other fees associated with the Company’s quarterly filings and year-end audit. Professional fees were higher in prior year due to the additional fees incurred for the merger.

Salaries and wage expense for the year ended December 31, 2014 were $336,729, as compared to $128,568 for the year ended December 31, 2013, an increase of $208,161 or 162%. The increase in the current period is attributed to changes within management personnel.

Advertising and promotion expense for the year ended December 31, 2014 was $109,624, as compared to $149,647 for the year ended December 31, 2013, a decrease of $40,023 or 26.7%. The decrease is primarily due to the change in business direction and use of funds.

Consulting expense went from $0 for the year ended December 31, 2013 to $158,056 in the current year. In June 2014, the Company entered a consulting agreement for $60,000 with a business-restructuring consultant in support of its change in business model and to assist with the future of Co-Signer.com, Inc. The services contract was for six months, ending prior to December 31, 2014. A majority of the rest of the consulting expense is for investor relations services.

Stock-based compensation expense for the year ended December 31, 2014 was $1,081,991, as compared to $421,149 for the year ended December 31, 2013, an increase of $660,842 or 157%. Stock compensation expense is a combination of stock, stock options and warrants issued to officers and other third party services providers.

General and administrative expense for the year ended December 31, 2014 was $710,610, as compared to $213,733 for the year ended December 31, 2013, an increase of $496,877 or 232%. Part of the increase in G&A expense is due to $277,600 in loan fees, $50,000 in penalty expense as well as increased travel.

Other income and expense

During the year ended December 31, 2014 we incurred $1,255,620 of expense for amortization of debt discount, $401,664 of derivative expense, had a loss on the change in fair value of our derivative liability of $4,680, a loss on extinguishment of debt of $141,070 and interest expense of $188,414. Over all other expense for the year ended December 31, 2014 increased $1,412,762 to $2,007,177 from $594,415 in the prior year.

Net Loss

Overall we recorded a net loss of $4,249,951 for the year ended December 31, 2014, as compared to a net loss of $1,636,259 for the year ended December 31, 2013, an increase of $2,613,692. As discussed above the increase in net loss can in part attributed to stock issued for services, an increase in general and administrative expense and an increase in the amortization of debt discount, interest expense and the loss on extinguishment of debt.

As we continue to develop out business we expect that both our operating expenses and our gross revenues will continue to increase.

Liquidity and Capital Resources

As of December 31, 2014, we had an accumulated deficit of $6,608,621 and a working capital deficit of $3,624,971. For the year ended December 31, 2014, net cash used in operating activities was $719,364 and we netted $719,533 from financing activities. We also used $1,961 for investing activities.

On June 29, 2012, we issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of our operating expenses whereby increasing the principal balance of the note to

$491,465. The note is collateralized through the granting of a Security Interest in all the current and future assets of the Company until such time the note is fully satisfied. The Security Interest was subsequently perfected by the holder through filing. As amended, the Convertible Promissory Note is now due in full on or before May 31, 2014. The conversion price of the Note, amended, is $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note. On October 14, 2014, the Company executed the Third Amendment to the Convertible Promissory Note. In this amendment the due date was changed to December 31, 2014 and the conversion price to either 1) $0.005 per share, or 2) 80% of the average of the three lowest trading days in the twenty days prior to the conversion date. As of December 31, 2014 this note is past due and there is principal and interest due of $812,249 and $112,661 on the new note, respectively.

On August 12, 2013, in connection with the merger, the Company issued $51,440 of new notes. The notes are secured, bear interest at 8% and mature in five years. As of December 31, 2014 there is $5,706 of accrued interest on these notes.

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

Our outstanding loans with JMJ under the Note are as follows:

Date	Due Date	Principal and Interest Amount
April 17 2014	April 17 2015	$44,678
June 23, 2014	June 23, 2015	$31,111
	Total	$75,789

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire a prior Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The Short-Term Note is currently in default. At any time, the Short-Term Note may be converted, in whole or in part at the option of the holder, at a price of $0.075 per share. As of December 31, 2014 there is $7,284 of accrued interest.

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of September 30, 2014 $3,000 has been repaid and there is $2,893 of accrued interest. The Note is convertible into common shares of our common stock at $.04 per share. In addition, we issued Mr. Magot warrants to purchase 1,000,000 shares of our common stock at $.05 per share, exercisable for three years.

On March 14, 2014, the Company issued a Convertible Promissory Note to Magna Equities II, LLC (formerly Hanover Holdings I, LLC) in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. As of December 31, 2014 $11,600 of principal was converted to common stock. As of December 31, 2014, the note has a balance of $26,400 and has accrued interest of $3,573.

On June 19, 2014, we borrowed the sum of $15,000 from Steven J. Smith under the terms of a Promissory Note. Pursuant to these terms the loan was non-interest bearing but did include a fee of 1,000,000 shares of common stock. The note was due and payable within seven (7) days of funding. The shares were valued at the closing price on the date of the loan of $0.0051 for a total non-cash expense of $5,100. The repayment terms of this note are currently be renegotiated.

On September 2, 2014, the Company issued a Convertible Promissory Note to Argent Offset, LLC in the amount of $25,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on March 1, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, this note has accrued interest of $829.

On October 9, 2014, a portion of the GCEF Opportunity Fund note in the amount $20,000 was assigned to WHC Capital, LLC. Concurrent with this assignment, we entered into a replacement Convertible Promissory Note with WHC Capital. The replacement note bears interest at 12% per annum, is due on or before October 9, 2015, and is convertible to shares of our common stock at price equal to a fifty percent (50%) discount to our lowest closing bid price during the ten (10) trading days preceding the conversion During the year ended December 31, 2014, $5,505 of the principal was converted to common stock; however, the Company was charged a penalty of $26,000 for untimely conversion. As of December 31, 2014, the note balance is $40,495 and has accrued interest of $734.

On November 6, 2014, an additional portion of the GCEF Opportunity Fund Note in the amount of $20,000 was assigned to Beaufort Capital Partners, LLC. On November 13, 2014, we entered into a Securities Exchange and Settlement Agreement with Beaufort. Under this agreement, the $20,000 in debt may be exchanged for shares of our common stock at either: (A) the lesser of (i) $0.0001, or (ii) 50% of our common stock price, if our common stock price falls below $0.00049 per share, or (B) 50% of our common stock price if our common stock price remains above $0.0005 during the applicable pricing period. During the year ended December 31, 2014 $2,608 of the principal was converted to common stock. As of December 31, 2014, the balance of $17,392 is shown net of debt discount of $10,179 and has accrued interest of $348.

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

Our outstanding loans with KBM are as follows:

Date	Due Date	Principal and Interest Amount
March 20, 2014	December 31, 2014	$15,478
June 5, 2014	March 9, 2015	$33,996
June 25, 2014	March 27, 2015	$33,853
September 24, 2014	July 6, 2015	$33,205
December 4, 2014	August 28, 2015	$43,264
	Total	$140,000

On December 5, 2014, the Company issued a Convertible Promissory Note to LG Capital Partners, LLC, in the amount of $51,750 for its portion of the note they purchased from GCEF Opportunity Fund LLC. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2015. The Note is convertible into common stock in whole or in part at a 50% discount to the lowest trading price in the 15-day trading price prior to the conversion date. During the year ended December 31, 2014, $2,920 of the principal was converted to common stock. As of December 31, 2014, the balance of $48,830 is shown net of debt discount of $48,064 and has accrued interest of $281.

On December 5, 2014, the Company issued a Convertible Promissory Note to LG Capital Partners, LLC, in the amount of $26,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2015. The Note is convertible into common stock in whole or in part at a 50% discount to the lowest trading price in the 15-day trading price prior to the conversion date. As of December 31, 2014, the balance of $26,500 is shown net of debt discount of $24,612 and has accrued interest of $157.

On December 8, 2014, the Company issued a Promissory Note to Lord Abstract, LLC in the amount of $18,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on May 8, 2015. As of December 31, 2014, this note is has accrued interest of $118.

On April 9, 2015, the Company executed a Promissory Note for $50,000 with Charles J. Kalina, III. The note includes principal of $25,000, a $10,000 loan origination fee, and a Default Penalty fee of $15,000 that cumulatively accrues interest at 10% and matures on November 18, 2016.

On June 5, 2015, the Company executed a Promissory Note for $12,500 with a related party that supersedes and retires the Convertible Promissory Note between the Company and Black Mountain Equities, Inc. dated March 5, 2014. The note includes principal of $12,500 that accrues interest at 10% and matures on December 31, 2015.

On June 19, 2015, the Company executed a Promissory Note for $7,600 with Charles J. Kalina, III. The note includes principal of $7,600 that accrues interest at 10% and matures one year later.

Subsequent to December 31, 2014, the Company received a series of unsecured loans totaling $195,600 from Avalanche International, Corp. accruing interest at 12% for one year. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International Corp.

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities. We do not have any borrowings and, consequently, we are not affected by changes in market interest rates. While we do have significant sales outside the United States, all of our sales are settled with US currency, and we do not currently own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. At this time, management does not believe that any of our accounting policies fit this definition.

Recent Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data

CROSSCLICK MEDIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 331-5465 Fax (248) 281-0940 20750 Civic Center Drive, Suite 418 Southfield, MI 48076

To the Board of Directors

Cross Click Media, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Cross Click Media, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cross Click Media, Inc. as of December 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Cross Click Media, Inc. will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Southfield, Michigan

April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CrossClick Media, Inc.

We have audited the accompanying consolidated balance sheet of CrossClick Media, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CrossClick Media, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has negative working capital and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 12. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
October 30, 2015

5201 Eden Ave. Suite 300
Edina, MN 55436
630.277.2330

CROSSCLICK MEDIA, INC. CONSOLIDATED BALANCE SHEETS
	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash	$-	$1,792
Accounts receivable, net of allowance	-	483
Accounts receivable – related parties, net of allowance	129,411	-
Other receivable	-	322
Other receivable – related parties, net of allowance	44,770	-
Prepaid expenses	-	23,647
Total Current Assets	174,181	26,244

Deposits	-	2,150
Property and equipment, net	1,620	25,411
Intangible assets, net	5,718	17,746
Total Assets	$181,519	$71,551
LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities:
Cash overdraft	$279	$-
Accounts payable	465,689	279,040
Deferred revenue	8,388	-
Accrued liabilities	106,103	24,030
Accrued compensation	67,433	-
Accrued interest	160,193	24,954
Derivative liability	1,785,051	121,588
Due to related parties	6,398	16,360
Notes payable	14,809	44,300
Convertible notes payable, net of discounts of $237,836 and $60,234, respectively	1,184,809	941,515
Total Current Liabilities	3,799,152	1,451,787
Long Term Liabilities:
Notes payable	51,440	51,440
Convertible notes payable, related party net of discounts of $0 and $37,682, respectively	-	40,078
Convertible notes payable, net of discounts of $0 and $16,856, respectively	-	39,144
Total Liabilities	3,850,592	1,582,449

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 7,500,000 authorized, no shares issued and outstanding	-	-
Series A preferred stock; $0.001 par value, 1,500,000 shares authorized, 1,173,041 shares issued and outstanding	1,173	1,173
Series B preferred stock; $0.001 par value, 1,000,000 shares authorized, 1,000,000 and no shares issued and outstanding, respectively	1,000	-
Common stock; $0.001 par value, 2,990,000,000 shares authorized, 826,454,513 and 113,740,949 issued and outstanding, respectively	826,456	113,741
Additional paid in capital	2,132,538	919,607
Deferred stock compensation	(21,619)	(186,749)
Accumulated deficit	(6,608,621)	(2,358,670)
Total Stockholders’ Deficit	(3,669,073)	(1,510,898)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$181,519	$71,551

 The accompanying notes are an integral part of these consolidated financial statements

CROSSCLICK MEDIA, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2014	2013
Revenue	$61,440	$62,991
Revenue – related parties	264,569
Cost of revenue	52,745	-
Gross margin	273,264	62,991

Operating Expenses:
Professional fees	119,028	191,738
Salaries and wages	336,729	128,568
Advertising and promotion	109,624	149,647
Consulting	158,056	-
Stock-based compensation expense	1,081,991	421,149
General and administrative	710,610	213,733
Total operating expenses	2,516,038	1,104,835
Loss from operations	(2,242,774)	(1,041,844)

Other income and (expense):
Interest expense	(188,414)	(110,247)
Amortization of debt discount	(1,255,620)	(201,643)
Change in fair value of derivative liability	(4,680)	44,769
Derivative expense	(401,664)	(91,357)
Loss on disposal of fixed assets	(15,729)	-
Loss on extinguishment of debt	(141,070)	(235,937)
Total other expense	(2,007,177)	(594,415)
Loss before Provision for Income Taxes	(4,249,951)	(1,636,259)

Provision for Income Taxes	-	-

Net Loss	$(4,249,951)	$(1,636,259)

Loss per share
Basic	$(0.02)	$(0.03)

Weighted average shares outstanding, basic	232,175,929	62,282,697

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional	Deferred		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Stock Compensation	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2012	-	-	-	-	32,720,000	$32,720	$683,688	$ -	$(776,535)	$(60,127)
Contributed capital	-	-	-	-	-		8,000	-	-	8,000
Recapitalization/Merger	-	-	-	-	111,111,120	111,111	(596,614)	-	54,124	(431,379)
Share cancellation	-	-			(30,555,560)	(30,556)	30,556	-	-	-
Debt discounts	-	-	-	-	-	-	72,388	-	-	72,388
Conversion of common stock to preferred stock, notes payable and warrants	1,173,041	1,173	-	-	(12,720,000)	(12,720)	(39,893)	-	-	(51,440)
Common stock issued for services	-	-	-	-	9,168,722	9,169	659,615	(186,749)	-	482,035
Common stock issued for conversion of debt	-	-	-	-	750,000	750	29,100	-	-	29,850
Common stock issued for cash and warrants	-	-	-	-	3,266,667	3,267	58,733	-	-	62,000
Issuance of warrants	-	-	-	-	-	-	14,034	-	-	14,034
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	-	(1, 636,259)	(1, 636,259)
Balance, December 31, 2013	1,173,041	1,173	-	-	113,740,949	113,741	919,607	(186,749)	(2,358,670)	(1,510,898)
Common stock issued for services	-	-	-	-	17,850,000	17,850	725,180	186,749	-	929,779
Preferred stock issued for accounts payable and other debt	-	-	1,000,000	1,000	-	-	324,000	-	-	325,000
Common stock issued for conversion of debt	-	-	-	-	688,863,564	688,865	(322,264)	-	-	366,601
Derivatives closed to paid in capital	-	-	-	-	-	-	85,439	-	-	85,439
Stock issued for loan fees	-	-	-	-	6,000,000	6,000	259,100	-	-	265,100
Issuance of warrants and options	-	-	-	-	-	-	209,959	(21,619)	-	188,340
Write off of related party receivable	-	-	-	-	-	-	(68,483)	-		(68,483)
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(4,249,951)	(4,249,951)
Balance, December 31, 2014	1,173,041	$ 1,173	1,000,000	$ 1,000	826,454,513	$826,456	$ $ 2,132,538	$ (21,619)	$(6,608,621)	$(3,669,073)

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss for the year	$(4,249,951)	$(1,636,259)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	22,051	13,602
Impairment of note and interest receivable	-	-
Stock-based compensation	1,081,991	482,038
Derivative expense	401,664	91,357
Loss on extinguishment of debt	141,070	235,937
Stock issued for loan fees	265,100	-
Change in fair value of derivative liability	4,680	(44,769)
Amortization of debt discount	1,255,620	201,643
Loss on disposal of fixed assets	15,729	-
Change in assets and liabilities:
(Increase) decrease in accounts receivable	(128,928)	(483)
(Increase) in other receivables and prepaid assets	(8,567)	-
(Increase) decrease in other receivable, related party	(100,186)	275
Increase in accounts payable and accruals	580,363	567,293
Net cash used in operating activities	(719,364)	(89,366)

Cash flows from investing activities:
Purchase of property and equipment	(1,961)	(12,998)
Repayment of note receivable, related party	-	(6,060)
Net cash used in investing activities	(1,961)	(19,058)

Cash flows from financing activities:
Cash overdraft	279	-
Proceeds from notes payable, net	719,610	39,200
Payments on notes payable	(14,760)	-
Contributed capital, related party	-	8,000
Proceeds from the sale of common stock	-	62,000
Proceeds from notes payable, related party	58,232	-
Payments on notes payable, related party	(43,828)	-
Net cash provided by financing activities	719,533	109,200
Net increase (decrease) in cash	(1,792)	776
Cash at beginning of period	1,792	1,016
Cash at end of period	$-	$1,792

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-Cash Investing and Financing Information:
Convertible note issued to extinguish a note payable totaling $491,945, account payable of $223,530 and accrued expenses of $183,999	$-	$812,249
Forgiveness of related party accrued liabilities	$-	$-
Notes payable, preferred stock and common stock warrants issued for cancellation of common stock in connection with the merger	$-	$56,588
Common stock issued for conversion of debt	$366,601	$29,850
Preferred stock issued for conversion of debt	325,000	-
Issuance of common stock warrants in connection with debt	$36,127	$14,034
Beneficial conversion feature recorded in connection with convertible debt	$1,378,684	$72,388

The accompanying notes are an integral part of these consolidated financial statements.

CROSSCLICK MEDIA, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

On August 12, 2013, the Company completed its merger with Co-Signer.com and its wholly owned subsidiary, Co-Signer Acquisition Corp. Under the Merger Agreement, the Company merged with and into Co-Signer Acquisition Corp. In connection with the closing of this transaction, Co-Signer, Inc. acquired all of the issued and outstanding shares of the Company, which resulted in the Company becoming a wholly owned subsidiary of Co-Signer, Inc. In exchange for all of the issued and outstanding shares of the Company’s stock, the shareholders received a total of 1,173,041 shares of the newly-designated Series A Convertible Preferred Stock, $51,440 in newly-issued 8% Secured Notes, warrants to purchase a total of 51,440 shares of common stock an exercise price of $0.25 per share, and 23,000,000 newly-issued shares of common stock.

The closing of the transaction has been characterized as a reverse capitalization; therefore, the historical financial statements are the financial statements of Co-Signer.com, Inc., which have been presented to retroactively reflect the historic capitalization of the accounting acquiree.

On June 18, 2014, the Company changed its name to CrossClick Media, Inc. from Co-Signer, Inc. with the full consent of the Board of Directors and filed such with the Nevada Secretary of State’s office. Subsequently FINRA approved the name and stock symbol change with an effective date of July 14. The Company transitioned from a real estate financial services holding company to a digital marketing and new media company featuring an affiliate network, call center, and an enterprise solutions division that can provide design, web development, ecommerce, data management and more through an integrated platform.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has adopted a December 31 year-end.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial  statements  which  present  fairly  the  financial  condition,  results  of  operations  and  cash  flows  of  the Company for the respective periods being presented.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

Accounts Receivable

Revenues that have been recognized but not yet received are recorded as accounts receivable. Losses on receivables will be recognized when it is more likely than not that a receivable will not be collected. An allowance for estimated uncollectible amounts will be recognized to reduce the amount of receivables to its net realizable value. The allowance for uncollectible amounts is evaluated quarterly.

The Company performs sales, marketing, and investor relation services for other related party companies. As of December 31, 2014, we have accounts receivable totaling $97,760 due from Avalanche International, Corp and its subsidiary Smith and Ramsay Brands, LLC. This accounts for approximately 63.8% of total accounts receivable. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International, Corp. All of the outstanding balance due was subsequently collected. Also, as of December 31, 2014, we have accounts receivable of $47,896 or 31.2% of total accounts receivable due from Foundation for a Greater America, Inc. (“FFAGA”). Subsequent to December 31, 2014, $31,650 has been collected on this account. The remaining balance of $16,246 has been credited to an allowance for doubtful accounts. The Chairman of the Board for FFAGA and two directors of FFAGA are both members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014.

The following table presents assets and liabilities that are measured and recognized at fair value as of December 31, 2014 and 2013:

December 31, 2013

Description	Level 1	Level 2	Level 3	Total Fair Value
Derivative	-	(121,588)	-	(121,588)
Total	$-	$(121,588)	$-	$(121,588)

December 31, 2014

Description	Level 1	Level 2	Level 3	Total Fair Value
Derivative	-	(1,785,051)	-	(1,785,051)
Total	$-	$(1,785,051)	$-	$(1,785,051)

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. Any potentially dilutive shares were excluded from the computation as of December 31, 2014 and 2013 as they would have been anti-dilutive.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition, which has four basic criteria that must be met before revenue is recognized: 1) existence of persuasive evidence that an arrangement exists; 2) delivery has occurred or services have been rendered; 3) the seller’s price to the buyer is fixed and determinable; and 4) collection is reasonably assured. Our revenue recognition policies are consistent with these criteria. For Tenant Application fees revenue is recognized at the time each application is submitted. Upon the signing of a Co-Signer.com Tenant Agreement and the corresponding Co-Signer.com, Inc. Landlord Agreement supplemented by the executed Tenant Client’s lease, the Company recognizes the revenue for each Surety Fee as indicated in the Tenant Agreement, usually on a monthly basis.

For media and marketing fees, revenue is recognized upon completion of the task. Each client signs a Statement of Work order which is signed off by the client upon completion or per the terms outlined in the Statement of Work and invoiced accordingly.

During the year ended December 31, 2014, the Company recognized total revenue of $190,863 from Avalanche International, Corp and its subsidiary Smith and Ramsay Brands, LLC. This accounts for approximately 58.6% of total revenue. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International, Corp. The Company also recognized revenue of $73,706 from Foundation for a Greater America, Inc. (“FFAGA”). The Chairman of the Board for FFAGA is married to the managing member of MCKEA Holdings, LLC and two directors of FFAGA are members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

Default Rent Reserve Policy

The Company reviews each calendar quarter whether a default rent reserve should be established and funded. As of December 31, 2014 the Company has not considered it necessary to fund such a reserve. The Company’s pricing model provides cash flows to offset default risk when losses are below 100% of the lowest default rate per Experian Rent Bureau’s analysis of default rates of tenants that are “Unscoreable”. That number for 2013 and 2014 was 9.00%. If the Company is to experience losses above 9%, it will then fund a reserve account based upon trend.

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

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined.

Advertising and Marketing costs

The Company expenses all costs of advertising as incurred.  For the years ended December 31, 2014 and 2013, there was $109,624 of and $149,647, respectively, in advertising and marketing costs.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of:

	December 31, 2014	December 31, 2013
Computer equipment	$1,963	$6,446
Property & equipment	—	22,600
Less: accumulated depreciation	(343)	(3,635)
Property and equipment, net	$1,620	$25,411

During the year ended December 31, 2014, the Company disposed of furniture and computer equipment with a total book value of $29,046. The disposal resulted in a loss on disposal of fixed assets of $15,729.

Depreciation expense for the years ended December 31, 2014 and 2013 was $10,023 and $2,148, respectively.

NOTE 3 - INTANGIBLE ASSETS

Intangible assets consisted of the following as of:

	December 31, 2014	December 31, 2013
Website design	$34,310	$34,310
Domain name	1,500	1,500
Less: accumulated amortization	(30,092)	(18,064)
Intangible assets, net	$5,718	$17,746

Amortization expense for the years ended December 31, 2014 and 2013 was $12,028 and $11,453, respectively.

NOTE 4 – OTHER RELATED PARTY RECEIVABLES

As of December 31, 2014, the Company had receivables from various related party companies totaling $113,253. The receivables were generally due to cash advances made to these entities. Due to the possibility of not collecting all amounts due, a reserve of $68,483 was established. Given that these are related party accounts the reserve is considered to be a dividend distribution and was debited to additional paid in capital.

NOTE 5 - NOTES PAYABLE

On June 3, 2013, the company executed a promissory note for $10,000 with a third party investor. The note bears interest at an annual rate of eight percent (8%), and is due on or before June 3, 2016. All principal and interest is due on or before maturity. On March 27, 2014, the principal and $622 of accrued interest was converted into 1,593,240 shares of common stock.

On June 29, 2012, the Company issued a $488,489 Convertible Promissory Note and Security Interest in favor of a trade creditor representing the past due invoices of the creditor for professional fees. During the year ended December 31, 2013, the creditor advanced a total of $8,006 for payment of the Company’s operating expenses whereby increasing the principal balance of the note to $491,465. On November 5, 2013, the Company executed the Second Amendment to the Convertible Promissory Note. In this amendment the creditor has agreed to waive the default in the payment of monthly installments and to waive all accrued default interest. The Note was due in full on or before May 31, 2014. The conversion price of the Note was amended to $0.075 per share. Additionally, certain accounts payable and accrued expenses of $278,962 due to the creditor for services provided subsequent to the issuance of the original obligation were added to the Note, making the current balance of the Note $812,249. As a result of retiring the old debt and including it in the new note, the expensing of the remaining debt discount of $270,502 was accelerated which resulted in a loss on extinguishment of debt of $183,877 for the year ended December 31, 2013. On October 14, 2014, the Company executed the Third Amendment to the Convertible Promissory Note. In this amendment the due date was changed to December 31, 2014 and the conversion price to either 1) $0.005 per share, or 2) 80% of the average of the three lowest trading days in the twenty days prior to the conversion date. The Company recorded a debt discount in the amount of $709,664 in connection with the initial valuation of the beneficial conversion feature of the note. Further, the Company recognized a derivative liability of $709,664 based on the Black Scholes Merton pricing model. As of December 31, 2014 the discount was fully amortized and the Company fair valued the derivative at $869,251 resulting in a $159,587 loss on the change in fair value of the derivative. As of December 31, 2014, the note has accrued interest of $112,661. This note is currently past due.

On June 12, 2013, the Company executed a promissory note for $10,000. The loan has no stated interest rate and was due August 12, 2013. The note does not bear interest but did include a loan fee of $5,000. On October 6, 2014, this loan was assigned to and purchased by MCKEA Holdings, LLC.

On August 12, 2013, in connection with the merger, the Company issued $51,440 of new notes. The notes are secured, bear interest at 8% and mature in five years. As of December 31, 2014 there is $5,706 of accrued interest on these notes.

On September 23, 2013, we entered into a $400,000 Promissory Note (the “Note”) with JMJ Financial (“JMJ”). The face amount of the Note includes an original issue discount of $40,000. The initial advance to be made under the Note by JMJ is $50,000. JMJ may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. Individual loans mature one year from the effective date of each payment. If repaid within ninety (90) days from the date of issue, the loan will not bear interest. Upon ninety (90) days after the date of issue, a one-time interest charge of twelve percent (12%) of the principal amount will be applied. JMJ may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion price is sixty percent (60%) of the lowest trading price for our common stock in the twenty-five trading days immediately preceding the conversion date. For the initial advance the Company recorded a debt discount in the amount of $55,556 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $76,992 based on the Black Scholes Merton pricing model. As of December 31, 2014, this note was fully converted into common stock. As a result of the conversion the remaining debt discount was expensed, the Company recognized a gain on derivative of $82,517 and a $5,797 credit to additional paid in capital.

On November 1, 2013, the Company executed a convertible promissory note for $30,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock beginning one year from the date of the note at $0.075 per share or if shares are granted at a price less than the set conversion price the conversion price changes to the lowest price. As this did occur there was a change of the conversion price to $0.0005. The Company recorded a debt discount in the amount of $25,302 in connection with the initial valuation of the beneficial conversion feature of the note. Further, the Company recognized a derivative liability of $25,302 based on the Black Scholes Merton pricing model. As of December 31, 2014 $26,630 of the debt discount was amortized and the Company fair valued the derivative at $113,624 resulting in a $113,624 loss on the change in fair value of the derivative. As of December 31, 2014, the note is shown net of a debt discount of $11,553 has accrued interest of $3,143. In addition, the note required the issuance of warrants to purchase 400,000 shares of common stock. The aggregate fair value of these warrants totaled $14,034 based on the Black Scholes Merton pricing model, which was recorded as a discount on the loan in November 2013 with $1,154 being amortized in 2013. Subsequent to December 31, 2014, this note was fully converted to common stock.

On November 1, 2013, the Company executed a convertible promissory note for $16,000. The note bears interest at 9% and matures in two years. The loan is convertible at any time into shares of common stock beginning one year from the date of the note at $0.075 per share or if shares are granted at a price less than the set conversion price the conversion price changes to the lowest price. As this did occur there was a change of the conversion price to $0.0005. The Company recorded a debt discount in the amount of $13,495 in connection with the initial valuation of the beneficial conversion feature of the note. Further, the Company recognized a derivative liability of $13,495 based on the Black Scholes Merton pricing model. As of December 31, 2014 $7,333 of the debt discount was amortized and the Company fair valued the derivative at $48,217 resulting in a $34,722 loss on the change in fair value of the derivative. During the year ended December 31, 2014, the Company repaid $3,000. As of December 31, 2014, the note is shown net of a debt discount of $6,162 has accrued interest of $1,542. Subsequent to December 31, 2014, this note was fully converted to common stock.

On November 4, 2013, we obtained short term financing from a Lender under a 9% Convertible Note in the amount of $70,000 (the “Short-Term Note”). The Short-Term Note features an original issue discount of $6,700. The $63,300 in funding received from the Lender was used to pay off and retire the Convertible Promissory Note issued to Asher Enterprises, Inc., dated April 9, 2013. The Short-Term Note accrues interest at a rate of nine percent (9%) per year, with all principal and interest due in full within thirty days from the date of issue. The loan is convertible at any time into shares of common stock at $0.075 per share or if shares are granted at a price less than the set conversion price the conversion price changes to the lowest price. As this did occur there was a change of the conversion price to $0.0005. The Company recorded a debt discount in the amount of $37,833 in connection with the initial valuation of the beneficial conversion feature of the note. Further, the Company recognized a derivative liability of $37,833 based on the Black Scholes Merton pricing model. As of December 31, 2014 all of the debt discount was amortized and the Company fair valued the derivative at $259,121 resulting in a $221,288 loss on the change in fair value of the derivative. As of December 31, 2014, the note has $7,284 of accrued interest and is currently in default.

On November 25, 2013, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $42,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 27, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $42,041 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $42,041 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014, the note and $1,700 of accrued interest was converted into shares of common stock, resulting in immediate amortization of the remaining debt discount, a $22,122 gain on the change in fair value of the derivative and a $19,919 credit to additional paid in capital.

On December 10, 2013, the Company received its second payment from JMJ towards the loan in the amount of $22,000. The Company recorded a debt discount in the amount of $22,222 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $28,061 based on the Black Scholes Merton pricing model. As of December 31, 2014, the note and all accrued interest were converted to common stock resulting in immediate amortization of the remaining debt discount, a $27,789 gain on the change in fair value of the derivative and $5,485 credit to additional paid in capital.

As of December 31, 2013 the Company owed Chiles Valley, LLC, $20,000. This loan was repaid in full during the quarter ended March 31, 2014.

On January 8, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on October 10, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $47,633 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014, the note and $1,300 of accrued interest was converted into shares of common stock, resulting in immediate amortization of the remaining debt discount, a $28,083 gain on the change in fair value of the derivative and a $19,550 credit to additional paid in capital.

On February 13, 2014, we entered into a $250,000 Convertible Promissory Note (the “Note”) with Black Mountain Equities, Inc. (“BME”). The face amount of the Note includes an original issue discount of $25,000. The initial advance to be made under the Note by BME is $25,000. BME may, after making this initial advance, lend us additional sums under the terms of the Note in such amounts and at such dates as it chooses. There is a one-time interest charge of ten percent (10%) and individual loans mature one year from the effective date of each payment. BME may convert all or part of the Note, at its discretion, into shares of our common stock. The conversion is equal to the lesser of a 40% discount to the lowest trading prices in the twenty-five (25) day trading price prior to the conversion date or at a fixed price if $0.025. For the initial advance the Company recorded a debt discount in the amount of $30,250 (payment plus 10% original discount and one time interest charge) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $77,055 based on the Black Scholes Merton pricing model. As of December 31, 2014, principal of $18,940 was converted to common stock, $26,603 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $14,158 resulting in a gain on the change in fair value of the derivative of $62,897. The note balance of $11,310 is shown net of a debt discount of $3,647 at December 31, 2014 and has accrued interest of $3,000.

On February 26, 2014, the Company issued a Convertible Promissory Note to GCEF Opportunity Fund, LLC in the amount of $72,500, including an original issue discount of $7,500. The note bears a one-time 12% interest charge, is unsecured and matures in one year. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to a 50% discount to the average bid price in the ten day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $72,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $170,306 based on the Black Scholes Merton pricing model. As of December 31, 2014; the note and all accrued interest was sold to other parties resulting in immediate amortization of the remaining debt discount, a $143,318 gain on the change in fair value of the derivative and a $26,988 credit to additional paid in capital.

On March 3, 2014, the Company issued a Convertible Promissory Note to Asher Enterprises, Inc. in the amount of $37,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $37,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $46,207 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014, the note and $1,500 of accrued interest was converted into shares of common stock, resulting in immediate amortization of the remaining debt discount, a $38,508 gain on the change in fair value of the derivative and a $7,699 credit to additional paid in capital.

On March 6, 2014, the Company issued a Convertible Promissory Note to Magna Equities II, LLC (formerly Hanover Holdings I, LLC) in the amount of $38,000. The note bears interest at a rate of 12% per annum, is unsecured and matures in eight months. The Note is convertible into common stock in whole or in part at any time with a conversion price equal to the lesser of a 45% discount to the lowest trading prices in the five day trading price prior to the conversion date or at a fixed price if $0.04. The Company recorded a debt discount in the amount of $38,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $74,921 based on the Black Scholes Merton pricing model. As of December 31, 2014 $11,600 of principal was converted to common stock and all of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $42,345 resulting in a gain on the change in fair value of the derivative of 32,576. As of December 31, 2014, the note has a balance of $26,400 and has accrued interest of $3,573.

On March 20, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $42,500. The funds were not received on the note until April. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $42,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $45,345 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014 the Company was charged a penalty of $10,780 for untimely conversion and $40,185 of the principal was converted to common stock. As of December 31, 2014, all of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $3,507 resulting in a gain on the change in fair value of the derivative of $41,838. As of December 31, 2014, the note has a balance of $13,095 and has accrued interest of $2,383.

On April 17, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $44,000 including a $4,000 original issue discount. The Company recorded a debt discount in the amount of $44,444 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $66,615 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014, $5,099 was converted to common stock. As of December 31, 2014; $18,739 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $63,683 resulting in a gain on the change in fair value of the derivative of $2,932. The note balance of $39,345 is shown net of a debt discount of $25,705 and has accrued interest and fees of $5,333.

On June 5, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on March 9, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $37,999 based on the Black Scholes Merton pricing model. As of December 31, 2014, $9,716 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $46,200 resulting in a loss on the change in fair value of the derivative of $8,201. As of December 31, 2014, this note is shown net of debt discount of $22,784 and has accrued interest of $1,496.

On June 19, 2014, we borrowed the sum of $15,000 from a lender under the terms of a Promissory Note. Pursuant to these terms the loan was non-interest bearing but did include a fee of 1,000,000 shares of common stock. The note was due and payable within seven (7) days of funding. The shares were valued at the closing price on the date of the loan of $0.0051 for a total non-cash expense of $5,100. This note was repaid in full in 2015.

On June 23, 2014, the Company received another payment on the original JMJ Financial convertible promissory note dated September 23, 2013 of $27,778 including a $2,778 original issue discount. The Company recorded a debt discount in the amount of $27,778 (payment plus 10% original discount) in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $41,042 based on the Black Scholes Merton pricing model. As of December 31, 2014; $1,652 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $45,325 resulting in a loss on the change in fair value of the derivative of $4,283. As of December 31, 2014, the note is shown net of a debt discount of $26,126 and has accrued interest of $3,333.

On June 25, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 31, 2014. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $32,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $73,874 based on the Black Scholes Merton pricing model. As of December 31, 2014, $3,079 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $47,329 resulting in a gain on the change in fair value of the derivative of $26,545. As of December 31, 2014, this note is shown net of debt discount of $29,421 and has accrued interest of $1,353.

On July 1, 2014, the company assumed a $15,000 debt due to a former employee of the former management of Co-Signer.com. The assumption of this debt was recognized as a loss. The liability in non-interest bearing and has a balance due of $14,000 as of December 31, 2014.

On September 2, 2014, the Company issued a Convertible Promissory Note to Argent Offset, LLC (“Argent”) in the amount of $25,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on March 1, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, this note is has accrued interest of $829. The note becomes convertible on March 1, 2015. In addition to this note Argent has also made several cash advances to the company in 2014 to cover certain operating expenses. As of December 31, 2014, that balance due from advances is $14,809. The amount accrues interest at 10% and is due March 1, 2015 and has accrued interest of $521.

On September 5, 2014, the Company issued a Promissory Note to a lender for $5,250. The note is unsecured, due on or before September 5, 2015 and accrued interest at 10%. As of December 31, 2014 accrued interest on this note is $170.

On September 24, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $32,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on July 6, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, this note is has accrued interest of $705. The note becomes convertible on March 23, 2015.

On October 3, 2014, the Company issued a Convertible Promissory Note to a lender, in the amount of $5,500. The note bears interest at a rate of 10% per annum, is unsecured and matures on April 3, 2015. The Note is convertible into common stock in whole or in part at a 50% discount to the average closing bid price in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $5,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $6,743 based on the Black Scholes Merton pricing model. As of December 31, 2014, $2,690 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $7,105 resulting in a loss on the change in fair value of the derivative of $362. As of December 31, 2014, the balance of $5,500 is shown net of debt discount of $2,810 and has accrued interest of $136.

On October 9, 2014, the Company issued a Convertible Promissory Note to WHC Capital, LLC, in the amount of $20,000 for its portion of the note they purchased from GCEF Opportunity Fund LLC. The note bears interest at a rate of 12% per annum, is unsecured and matures on October 9, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to a 50% discount of the average bid prices in the 10-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $33,875 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014 $5,505 of the principal was converted to common stock; however, the Company was charged a penalty of $26,000 for untimely conversion. As of December 31, 2014, $4,548 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $57,222 resulting in a loss on the change in fair value of the derivative of $23,347. As of December 31, 2014, the balance of $40,495 is shown net of debt discount of $15,452 and has accrued interest of $734.

On November 6, 2014, the Company issued a Convertible Promissory Note to Beaufort Capital Partners, LLC, in the amount of $20,000 for its portion of the note they purchased from GCEF Opportunity Fund LLC. The note bears interest at a rate of 12% per annum, is unsecured and matures on February 26, 2015. The Note is convertible into common stock in whole or in part at a variable conversion price equal to the lower of $0.0001 or 50% of lowest trading day price for the (5) days prior to conversion. The Company recorded a debt discount in the amount of $20,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $48,856 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014 $2,608 of the principal was converted to common stock. As of December 31, 2014, $9,821 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $27,781 resulting in a gain on the change in fair value of the derivative of $21,075. As of December 31, 2014, the balance of $17,392 is shown net of debt discount of $10,179 and has accrued interest of $348.

On November 25, 2014, the Company issued a Convertible Promissory Note to KBM Worldwide, Inc. in the amount of $43,000. The note bears interest at a rate of 8% per annum, is unsecured and matures on August 28, 2015. The Note is convertible into common stock in whole or in part 180 days after funding at a variable conversion price equal to a 42% discount to the average of the lowest three trading prices in the 10-day trading price prior to the conversion date. As of December 31, 2014, this note is has accrued interest of $264. The note becomes convertible on May 24, 2015.

On December 5, 2014, the Company issued a Convertible Promissory Note to LG Capital Partners, LLC, in the amount of $51,750 for its portion of the note they purchased from GCEF Opportunity Fund LLC. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2015. The Note is convertible into common stock in whole or in part at a 50% discount to the lowest trading price in the 15-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $51,750 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $96,169 based on the Black Scholes Merton pricing model. During the year ended December 31, 2014, $2,920 of the principal and $11 of interest was converted to common stock. As of December 31, 2014, $3,686 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $90,869 resulting in a gain on the change in fair value of the derivative of $5,300. As of December 31, 2014, the balance of $48,830 is shown net of debt discount of $48,064 and has accrued interest of $281.

On December 5, 2014, the Company issued a Convertible Promissory Note to LG Capital Partners, LLC, in the amount of $26,500. The note bears interest at a rate of 8% per annum, is unsecured and matures on December 5, 2015. The Note is convertible into common stock in whole or in part at a 50% discount to the lowest trading price in the 15-day trading price prior to the conversion date. The Company recorded a debt discount in the amount of $26,500 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the effective interest method of accretion over the term of the note. Further, the Company recognized a derivative liability of $49,246 based on the Black Scholes Merton pricing model. As of December 31, 2014, $1,888 of the debt discount has been amortized to interest expense. In addition, the Company fair valued the derivative at $49,314 resulting in a loss on the change in fair value of the derivative of $68. As of December 31, 2014, the balance of $26,500 is shown net of debt discount of $24,612 and has accrued interest of $157.

On December 8, 2014, the Company issued a Promissory Note to Lord Abstract, LLC in the amount of $18,000. The note bears interest at a rate of 10% per annum, is unsecured and matures on May 8, 2015. As of December 31, 2014, this note is has accrued interest of $118.

The maturities of all notes as well as the related party notes below, net of discounts for the next five years are:

Twelve months ended December 31,
2015	$1,206,016
2016	-
2017	-
2018	51,440
2019	-
Total Future Maturities	$1,257,456

A summary of the status of the Company’s debt discounts including original issue discounts, and derivative liabilities, and changes during the periods is presented below:

Debt Discount Note Holder	Date	12/31/2013	Additions	Amortization	December 31, 2014
Strategic IR	2/1/2013	37,682	-	(37,682)	-
Third party investor	6/3/2013	3,975	-	(3,975)	-
JMJ Financial	10/2/2013	41,439	-	(41,439)	-
Third party investor	11/1/2013	-	13,495	(7,333)	6,162
Third party investor	11/1/2013	12,881	25,302	(26,631)	11,552
Third party investor	11/4/2013	-	37,833	(37,833)	-
Asher Enterprises	11/25/2013	-	42,041	(42,041)	-
JMJ Financial	12/10/2013	18,795	-	(18,795)	-
Asher Enterprises	1/8/2014	-	32,500	(32,500)	-
Third party investor	1/27/2014	-	36,127	(36,127)	-
Black Mountain	2/13/2014	-	30,250	(26,603)	3,647
GCEF Opportunity	2/26/2014	-	72,500	(61,178)	11,322
Asher Enterprises	3/3/2014	-	37,500	(37,500)	-
Magna Holdings (Hanover)	3/6/2014	-	38,000	(38,000)	-
KBM Worldwide	3/20/2014	-	42,500	(42,500)	-
JMJ Financial	4/17/2014	-	44,444	(18,739)	25,705
KBM Worldwide	6/5/2014	-	32,500	(9,716)	22,784
JMJ Financial	6/23/2014	-	27,778	(1,652)	26,126
KBM Worldwide	6/25/2014	-	32,500	(3,079)	29,421
Clark Corporate Law	10/1/2014	-	709,664	(709,664)	-
Third party investor	10/3/2014	-	5,500	(2,690)	2,810
WHC Capital	10/9/2014	-	20,000	(4,548)	15,452
Beaufort Capital	11/6/2014	-	20,000	(9,821)	10,179
LG Capital	12/5/2014	-	51,750	(3,686)	48,064
LG Capital	12/5/2014	-	26,500	(1,888)	24,612
		$ 114,772	$ 1,378,684	$ (1,255,620)	$ 237,836

Derivative Liability Note Holder	Date	12/31/2013	Initial valuation	Revaluation on 12/31/2014	APIC	(Gain) loss of fair value of derivative
JMJ Financial	10/2/2013	$ 88,314	$ -	$ -	$ 5,797	$ (82,517)
Third party investor	11/1/2013	-	13,495	48,217	-	34,722
Third party investor	11/1/2013	-	25,302	113,624	-	88,322
Thrid party investor	11/4/2013	-	37,833	259,121	-	221,288
Asher Enterprises	11/25/2013	-	42,041	-	19,919	(22,122)
JMJ Financial	12/10/2013	33,274	-	-	5,485	(27,789)
Asher Enterprises	1/8/2014	-	47,633	-	19,550	(28,083)
Black Mountain	2/13/2014	-	77,055	14,158		(62,897)
GCEF Opportunity	2/26/2014	-	170,306	-	26,988	(143,318)
Asher Enterprises	3/3/2014	-	46,207	-	7,699	(38,508)
Magna Holdings (Hanover)	3/6/2014	-	74,921	42,345	-	(32,576)
KBM Worldwide	3/20/2014	-	45,345	3,507	-	(41,838)
JMJ Financial	4/17/2014	-	66,615	63,683	-	(2,932)
KBM Worldwide	6/5/2014	-	37,999	46,200	-	8,201
JMJ Financial	6/23/2014	-	41,042	45,325	-	4,283
KBM Worldwide	6/25/2014	-	73,874	47,329	-	(26,545)
Clark Corporate Law	10/1/2014	-	709,664	869,251	-	159,587
Third party investor	10/3/2014	-	6,743	7,105	-	362
WHC Capital	10/9/2014	-	33,875	57,222	-	23,347
Beaufort Capital	11/6/2014	-	48,856	27,781	-	(21,075)
LG Capital	12/5/2014	-	96,169	90,869	-	(5,300)
LG Capital	12/5/2014	-	49,246	49,314	-	68
		$ 121,588	$1,744,221	$ 1,785,051	$ 85,438	$ 4,680

NOTE 6 - RELATED PARTY TRANSACTIONS

Notes Payable

On February 1, 2013, the Company executed a convertible promissory note for $65,000 with Finiks Capital LLC. The note bears interest at a rate of 5% per annum, is unsecured and matures in two years. The loan is convertible at any time into shares of common stock at $0.0065 per share. The Company recorded a discount in the amount of $65,000 in connection with the initial valuation of the beneficial conversion feature of the note to be amortized utilizing the interest method of accretion over the term of the note. As a result of the conversion feature the Company has recorded a debt discount of $65,000, $27,318 of which had been amortized to interest expense as of December 31, 2013. On January 19, 2014, Finiks Capital transferred its rights to the $65,000 promissory note and $3,879 of accrued interest to Strategic IR, Inc. During the year ended December 31, 2014, Strategic IR, Inc. converted the $65,000 note payable it had assumed from Finiks Capital into 10,000,000 shares of common stock at $0.0065 per share per the terms of the original Note. The remaining discount was amortized in 2014.

On January 27, 2014, the Company executed a convertible promissory note for $40,000 with Darren Magot, a member of the Board of Directors. The note includes a $2,500 loan origination fee, accrues interest at 8% and matures in 180 days. As of December 31, 2014 $3,000 has been repaid on the note and there is $2,983 of accrued interest. The note was reviewed for a beneficial conversion feature and it was determined that none existed as the fair market price of the stock was in excess of the conversion price on the date of the note. In addition, the note required the issuance of warrants to purchase 10,000,000 shares of common stock. The aggregate fair value of these warrants totaled $36,127 based on the Black Scholes Merton pricing model, which was recorded as a discount on the loan and amortized over the life of the loan.

On October 6, 2014, the Company executed with its controlling shareholder, MCKEA Holdings, LLC a Convertible Promissory Note for $198,930 in exchange for the assignment and assumption of debt due from the Company and its subsidiary, Co-Signer.com, Inc. The debt includes a total of $110,803 due to third-party service suppliers and debt due to MCKEA for $88,127. The Note is secured by the issuance of 1,000,000 shares of Preferred Class B stock that has a non-diluting feature, and convertible into the Company’s shares of common stock, as consideration. On the same day the full $198,930 was converted into the 1,000,000 shares of Preferred Class B stock.

As of December 31, 2014, the Company owed various employees and other related parties a total of $6,398 for expense reimbursement and short term loans. All amounts are non-secured, non-interest bearing and due on demand.

Stock Issuances

On January 11, 2014, the Company granted 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non-cash expense of $204,905.

On January 2, 2014 and February 13, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered, respectively. The shares were issued at $.028 and $0.04, respectively, based on the market value of the common stock on the date of authorization for total non-cash expense of $47,000.

Revenue

During the year ended December 31, 2014, the Company recognized total revenue of $190,863 from Avalanche International, Corp and its subsidiary Smith and Ramsay Brands, LLC. This accounts for approximately 58.6% of total revenue. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International, Corp. The Company also recognized revenue of $73,706 from Foundation for a Greater America, Inc. (“FFAGA”). The Chairman of the Board for FFAGA is married to the managing member of MCKEA Holdings, LLC and two directors of FFAGA are members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

NOTE 7 - COMMON STOCK TRANSACTIONS

 Effective December 1, 2014, the Board of Directors increased the number of authorized shares of common stock to 2,990,000,000.

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

On December 9, 2013, the Company issued 1,000,000 shares of common stock to a Director for services. The shares were issued at $0.0398 based on the market value of the common stock on the date of authorization for total non-cash expense of $39,800, $16,124 of which was booked to stock compensation expense in 2013 with the remained expensed in 2014.

During the year ended December 31, 2013, the Company issued 3,266,667 shares of common stock for total cash proceeds of $62,000.

On January 2, 2014, the Company issued 3,500,000 shares of common stock for consulting services. The shares were issued at $0.028 based on the market value of the common stock on the date of authorization for total non-cash stock compensation expense of $98,000.

On January 11, 2014, the Company issued 5,350,000 shares of common stock to various employees and consultants. The shares were issued at $0.0383 based on the market value of the common stock on the date of authorization for total non-cash expense of $204,905.

On January 2, 2014 and February 13, 2014, the Company issued 250,000 shares of common stock to a member of the Board of Directors and 1,000,000 shares of common stock to its CEO for services rendered, respectively. The shares were issued at $028 and $0.04, respectively, based on the market value of the common stock on the date of authorization for total non-cash expense of $47,000.

On February 26, 2014, the Company issued 7,000,000 shares of common stock for services. The shares were issued at $0.052 and $0.052 based on the market value of the common stock on the date of authorization for total non-cash expense of $371,000.

On February 26, 2014, the Company issued 5,000,000 shares of common stock to GCEF Opportunity Fund, LLC. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.052, the closing price on the date of the note for non-cash loan fee expense of $260,000.

On March 30, 2014, the Company issued 500,000 shares of common stock for services. The shares were issued at $0.03 based on the market value of the common stock on the date of authorization for total non-cash expense of $15,000.

On April 5, 2014, the Company issued 250,000 shares of common stock for services. The shares were issued at $0.0285 based on the market value of the common stock on the date of authorization for total non-cash expense of $7,125.

On June 19, 2014, the Company issued 1,000,000 shares of common stock. The shares were issued in conjunction with a convertible promissory note. The stock was valued at $0.051, the closing price on the date of the note for non-cash loan fees expense of $5,100.

Common stock issued for conversion of debt:

				Amount Converted
Date	Note Holder	Price	Shares Issued	Principal	Interest
01/21/14	Strategic IR	$0.00650	5,000,000	$32,500	$-
03/19/14	Strategic IR	$0.00650	5,000,000	32,500	-
03/27/14	Third party invesor	$0.00667	1,593,240	10,000	622
04/02/14	JMJ Financial	$0.01250	800,000	10,000	-
04/24/14	JMJ Financial	$0.01050	1,500,000	15,750	-
05/14/14	JMJ Financial	$0.01050	1,700,000	17,850	-
05/30/14	Asher Enterprises	$0.00700	2,142,857	15,000	-
06/09/14	Asher Enterprises	$0.00400	7,300,000	27,500	1,700
06/13/14	JMJ Financial	$0.00250	4,000,000	10,000	-
07/22/14	Asher Enterprises	$0.00290	5,172,414	15,000	-
09/02/14	Asher Enterprises	$0.00150	12,533,333	17,500	1,300
09/11/14	JMJ Financial	$0.00090	8,400,000	1,956	5,604
09/16/14	Magna Equities (Hanover)	$0.00083	8,000,000	6,600	-
09/17/14	Black Mountain	$0.00080	8,000,000	6,400	-
09/19/14	Asher Enterprises	$0.00093	8,494,624	7,900	-
09/22/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/22/14	JMJ Financial	$0.00084	8,900,000	6,413	1,063
09/23/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/24/14	Asher Enterprises	$0.00091	8,494,505	7,730	-
09/26/14	Asher Enterprises	$0.00083	8,433,735	6,410	590
09/30/14	Asher Enterprises	$0.00075	1,213,333	-	910
10/01/14	JMJ Financial	$0.00066	9,300,000	6,138	-
10/09/14	Black Mountain	$0.00060	12,500,000	7,500	-
10/14/14	JMJ Financial	$0.00036	14,000,000	5,040	-
10/17/14	KBM Worldwide	$0.00037	12,459,459	4,610	-
10/20/14	Black Mountain	$0.00024	12,000,000	2,880	-
10/20/14	KBM Worldwide	$0.00033	12,454,545	4,110	-
10/22/14	JMJ Financial	$0.00018	15,300,000	2,754	-
10/23/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/24/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/27/14	KBM Worldwide	$0.00023	12,478,261	2,870	-
10/29/14	JMJ Financial	$0.00018	19,900,000	1,877	1,705
10/29/14	KBM Worldwide	$0.00015	12,466,667	1,870	-
11/03/14	WHC Capital LLC	$0.00010	14,705,000	1,471	-
11/04/14	JMJ Financial	$0.00012	21,500,000	1,619	961
11/07/14	WHC Capital LLC	$0.00010	16,176,000	1,618	-
11/28/14	KBM Worldwide	$0.00014	12,428,571	1,740	-
12/01/14	KBM Worldwide	$0.00025	21,640,000	5,410	-
12/02/14	Beaufort Capital	$0.00010	15,000,000	1,500	-
12/02/14	Black Mountain	$0.00018	12,000,000	2,160	-
12/02/14	Magna Equities (Hanover)	$0.00017	30,303,031	5,000	-
12/03/14	KBM Worldwide	$0.00014	21,642,857	3,030	-
12/08/14	JMJ Financial	$0.00012	29,000,000	3,480	-
12/10/14	WHC Capital LLC	$0.00010	24,157,000	2,416	-
12/15/14	KBM Worldwide	$0.00012	21,625,000	2,595	-
12/16/14	Beaufort Capital	$0.00005	22,160,000	1,108	-
12/18/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/22/14	LG Capital Funding LLC	$0.00005	28,781,800	1,435	4
12/23/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/24/14	KBM Worldwide	$0.00010	21,600,000	2,160	-
12/30/14	KBM Worldwide	$0.00008	21,625,000	1,730	-
12/30/14	LG Capital Funding LLC	$0.00005	29,836,800	1,485	7
			688,863,564	$352,135	$14,466

NOTE 8 – PREFERRED STOCK

The Company is authorized to issue up to 10,000,000 shares of $0.001 par value preferred stock, of which 1,500,000 shares have been designated as Series “A” convertible preferred and 1,000,000 shares have been designated as Series “B” convertible preferred. In addition the Company is authorized to issue up to 2,990,000,000 shares of $0.001 par value common stock.

Each share of Series A Convertible Preferred Stock shall be convertible at the option of the holder, to convert all or any portion of the shares of Series A Convertible Preferred Stock held by such holder into a number of shares of fully paid and non-assessable Common Stock at the rate of five (5) shares of Common Stock for each share of Series A Convertible Preferred Stock (the "Conversion Rate"), subject to adjustment. Holders of Series A Preferred Stock shall not have any voting rights. Holders of shares of Series A Convertible Preferred Stock, in preference to the holders of common stock, shall be entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available.

Each share of Series B Convertible Preferred Stock shall be convertible at the option of the holder thereof and without the payment of additional consideration by the Holder thereof, at any time, into shares of common stock on the optional conversion date (as hereinafter defined) at a conversion rate of two hundred fifty (250) shares of common stock (the “Conversion Rate”) for every one (1) share of Class B Convertible Preferred Stock, subject to adjustment as provided in the designation. The holders of Class B Convertible Preferred Stock shall have the right to cast three thousand (3,000) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock, including the election of directors, and all other matters as required by law. There is no right to cumulative voting in the election of directors. The holders of Class B Convertible Preferred Stock shall vote together with all other classes and series of common stock of the Corporation as a single class on all actions to be taken by the common stock holders of the Corporation except to the extent that voting as a separate class or series is required by law.

On October 6, 2014, the Company executed with its controlling shareholder, MCKEA Holdings, LLC a Convertible Promissory Note for $198,930 in exchange for the assignment and assumption of debt due from the Company and its subsidiary, Co-Signer.com, Inc. The debt includes a total of $110,803 due to third-party service suppliers and debt due to MCKEA for $88,127. The Note is secured by the issuance of 1,000,000 shares of Preferred Class B stock that has a non-diluting feature, and convertible into the Company’s shares of common stock, as consideration. On the same day the full $198,930 was converted into the 1,000,000 shares of Preferred Class B stock.

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

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $23,831 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.075 .13% risk free rate, 150% volatility and expected life of the warrants of 5 years.

Pursuant to the terms and conditions of the consulting agreement dated January 2, 2014, the Company issued 1,000,000 warrants. The aggregate fair value of the warrants totaled $25,589 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.10, .13% risk free rate, 150% volatility and expected life of the warrants of 7 years.

On January 27, 2014, the Company issued 10,000,000 warrants in conjunction with a promissory note. The aggregate fair value of the warrants totaled $36,127 based on the Black Scholes Merton pricing model using the following estimates exercise price of $0.05 .76% risk free rate, 222% volatility and expected life of the warrants of 3 years.

Pursuant to the terms and conditions of the consulting agreement dated February 12, 2014, the Company issued 2,000,000 warrants. The aggregate fair value of the warrants totaled $51,842 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 144% volatility and expected life of the warrants of 5 years.

On February 17, 2014, the Company issued 500,000 warrants. The aggregate fair value of the warrants totaled $5,716 based on the Black Scholes Merton pricing model using the following estimates exercise price of $0.05 .12% risk free rate, 62% volatility and expected life of the warrants of 3 years.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2014 and changes during the periods is presented below:

	Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2013	718,107	$0.21	$0.07
			-
Issued	14,500,000	0.06	0.02
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	15,218,107	$0.07	$0.02
Exercisable, December 31, 2014	8,551,400	$0.07	$0.02

Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$ 0.05-0.25	15,218,107	3.2 Years	$0.07

NOTE 10 – STOCK OPTIONS

On January 2, 2014, the Company granted Darren Magot, a Director, 1,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 250,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $23,616 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .89% risk free rate, 148% volatility and expected life of the options of 5 years.

On February 13, 2014, the Company granted Kurt Kramarenko, CEO 4,000,000 stock options as additional compensation. The options allow for cashless exercise and will vest at a rate of 500,000 options per each fiscal quarter, beginning with the conclusion of the first fiscal quarter during the term of the agreement. The aggregate fair value of the options totaled $43,238 based on the Black Scholes Merton pricing model using the following estimates: exercise price of $0.05 .12% risk free rate, 63% volatility and expected life of the options of 2 years. As of December 31, 2014, $21,619 has been expensed to stock based compensation.

A summary of the status of the Company’s outstanding stock options as of December 31, 2014 and changes during the periods is presented below:

	Shares available to purchase with options	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2013	-	$-	$-

Issued	5,000,000	0.06	0.03
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	5,000,000	$0.06	$0.03
Exercisable, December 31, 2014	3,000,000	$0.06	$0.03

	Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.05 - 0.08	5,000,000	1.7 Years	$0.06

NOTE 11 - INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The provision for Federal income tax consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax benefit attributable to:
Current operations	$1,444,983	$556,328
Less: valuation allowance	(1,444,983)	(556,328)
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2014 and 2013:

F-23

	2014	2013
Deferred tax asset attributable to:
Net operating loss carryover	$2,265,333	$820,350
Valuation allowance	(2,265,333)	(820,350)
Net deferred tax asset	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $5,600,000 that may be offset against future taxable income from the year 2014 to 2033. No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 12 - GOING CONCERN

As of December 31, 2014, the Company has a working capital deficit of $3,624,971, an accumulated deficit of $6,608,621. The financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, upon achieving profitable operations through its business activities.

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than noted below.

On January 2, 2015 the Board of Directors authorized a stock-buy program under which up to 300,000,000 shares may be purchased only with new revenue from operations.

On January 2, 2015 the Board of Directors authorized the issuance of 1,000,000 fully vested shares to a former officer of the Company per the terms of their employment contract.

On January 5, 2015, KBM Worldwide, Inc. converted $2,070 of principal into 34,500,000 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 7, 2015, LG Capital, LLC converted $2,113 of principal into 42,267,000 shares of common stock pursuant to the terms of their note.

On January 8, 2015, Beaufort Capital, LLC converted $1,670 of principal into 33,400,000 shares of common stock pursuant to the terms of their note.

On January 8, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 8, 2015, LG Capital, LLC converted $2,100 of principal and $14 of accrued interest into 42,267,200 shares of common stock pursuant to the terms of their note.

On January 9, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 10, 2015, the Company executed a Convertible Promissory Note for services rendered by a consultant for principal of $20,000 accruing no interest for one year.

On January 12, 2015, KBM Worldwide, Inc. converted $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014 and the same day, KBM Worldwide, Inc. converted another $2,570 of principal into 42,833,333 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 14, 2015, LG Capital, LLC converted $2,600 of principal and $21 of accrued interest into 52,410,400 shares of common stock pursuant to the terms of their note.

On January 15, 2015, KBM Worldwide, Inc. converted $745 of principal and $1,700 of accrued interest into 40,750,000 shares of common stock pursuant to the terms of their note dated March 20, 2014.

On January 20, 2015, LG Capital, LLC converted $3,073.03 of principal into 61,460,600 shares of common stock pursuant to the terms of their note.

On January 23 2015, Beaufort Capital, LLC converted $3,045 of principal and $28 of accrued interest into 61,969,551 shares of common stock pursuant to the terms of their note.

On January 28, 2015, KBM Worldwide, Inc. converted $3,080 of principal into 51,333,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On January 29, 2015, Beaufort Capital, LLC converted $3,405 of principal into 68,100,000 shares of common stock pursuant to the terms of their note.

On February 2, 2015, KBM Worldwide, Inc. converted $3,080 of principal into 51,333,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 9 2015, Beaufort Capital, LLC could not convert $3,853 of principal into 68,100,000 shares of common stock pursuant to the terms of their note and the Company effectively defaulted on the Note.

On February 17, 2015, KBM Worldwide, Inc. converted $4,595 of principal into 76,583,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 23, 2015, KBM Worldwide, Inc. converted $9,205 of principal into 153,416,667 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On February 25, 2015, KBM Worldwide, Inc. converted $4,445 of principal into 74,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 6, 2015, KBM Worldwide, Inc. converted $9,665 of principal into 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 19, 2015, KBM Worldwide, Inc. converted $9,665 of principal into 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014.

On March 24, 2015, KBM Worldwide, Inc. converted a total $9,665 of principal into a total of 161,083,333 shares of common stock pursuant to the terms of their note dated June 5, 2014 ($6,315 principal and 105,250,000 shares of common stock) and the note dated June 25, 2014 ($3,350 principal and 55,833,333 shares of common stock).

On March 26, 2015, Smith Family Trust of 2005 converted $45,575 of principal into 100,000,000 shares of common stock pursuant to the terms of their Notes dated November 1, 2013, June 19, 2014, September 5, 2014, and October 3, 2014.

On March 26, 2015, KBM Worldwide, Inc. converted $7,840 of principal into 130,666,667 shares of common stock pursuant to the terms of their note dated June 25, 2014.

On March 30, 2015 the Company issued 50,000,000 shares of common stock to Charles J. Kalina, III in conversion of $30,000 of principal and accrued interest. The loan was converted at $0.0006 per the terms of the agreement.

On April 2, 2015, the Company and its Board of Directors authorized a reserve of 25,000,000 shares of common stock for Argent Offset, LLC for its Note dated August 28, 2014.

On April 9, 2015, the Company executed a Promissory Note for $50,000 with Charles J. Kalina, III. The note includes principal of $25,000, a $10,000 loan origination fee, and a Default Penalty fee of $15,000 that cumulatively accrues interest at 10% and matures on November 18, 2016.

On April 15, 2015, the Company’s Board of Directors authorized a reserve of 24,500,000 shares of common stock for Black Mountain Equities pursuant to the terms of its Note.

On April 24, 2015, the Company’s Board of Directors authorized the Company to divest Co-Signer.com, Inc. to its shareholders and announced it in a press release on April 28, 2015.

Subsequent to December 31, 2014, the Company received a series of unsecured loans totaling $195,600 from Avalanche International, Corp. accruing interest at 12% for one year.

On June 5, 2015, the Company executed a Promissory Note for $12,500 with a related party that supersedes and retires the Convertible Promissory Note between the Company and Black Mountain Equities, Inc. dated March 5, 2014. The note includes principal of $12,500 that accrues interest at 10% and matures on December 31, 2015.

On June 19, 2015, the Company executed a Promissory Note for $7,600 with Charles J. Kalina, III. The note includes principal of $7,600 that accrues interest at 10% and matures one year later.

On September 15, 2015, the Company executed a renewable Management Services Agreement with MCKEA Holdings, LLC for one year effective January 1, 2015 to coordinate financial and capital restructuring, business development and other consulting services. The minimum monthly services fee is $20,000 payable in stock or cash at the discretion of the Company. MCKEA Holdings, LLC is a related party as the controlling shareholder of the Company and with one officer a member of MCKEA Holdings, LLC.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting were not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table contains information concerning our Directors and Executive Officers as of December 31, 2014.

Name	Age	Position(s) and Office(s) Held
Kurtis A. Kramarenko	52	Chief Executive Officer, Interim Chief Financial Officer
Gary R. Gottlieb	58	Secretary and Director
Darren M. Magot	45	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and Directors.

Kurtis A. Kramarenko - appointed as the new CEO effective December 16, 2013. Mr. Kramarenko, is an accomplished businessman whose career has spanned several business sectors, primarily the financial and pharmaceutical industries. Mr. Kramarenko’s broad career experience has produced a comprehensive set of attributes and is noted for a unique blend of executive acumen and team building skills. These attributes are combined with a history of strategic solution development that include the realignment of product and company margins, which result in a strong improvement of operations and return on investment (ROI). During his tenure at the international pharmaceutical company, Tap Pharmaceuticals Inc., Mr. Kramarenko repeatedly led the company in sales nationwide eclipsing all previous sales goals. Mr. Kramarenko has the unique experience of successfully launching and bringing several new drugs to market and helping to grow market share. As Chief Investment Officer at Mutual Savings Bank, a regional institution with total assets of over $1.2 B, he managed their $750 MM portfolio. As apart of the Asset/Liability Committee his risk management skills resulted in a savings of almost $8 million dollars to the bank. He has been the principal of Autasha, LLC since November of 2007 and has been the head of business development for Ayers Basement Systems since November of 2011. In addition, he has been a member of the Board of Directors of Conceivex, Inc. since 2008. Kurt holds a degree of Bachelor of Science in Business Administration from Michigan State University with a strong emphasis in finance, marketing and interpersonal communications. He has also preformed postgraduate studies in business at both Central Michigan and Princeton University.

Gary R. Gottlieb – appointed Secretary and Director effective December 9, 2013, He has served as the President of ID Brandz, Inc. since December of 2011. Mr. Gottlieb was Secretary and a Director of LetUsCoSign, Inc. from June of 2011 through November of 2011. Mr. Gottlieb worked with CoreStream Energy, Inc. from June of 2010 through May of 2011. He was the Chief Financial Officer of Zealous, Inc. from December of 2008 through June of 2010. In the past, Mr. Gottlieb has worked with various private firms specializing in the nutraceuticals, IT Consulting, media, and marketing industries. Mr. Gottlieb has a BS in Business Administration from California State University in Northridge with an emphasis in Accounting and Management.

Darren M. Magot – appointed as Director of Co-Signer Inc. effective December 9, 2013. He was President, Chief Executive Officer, Chief Financial Officer, and Treasurer of the Company. Mr. Magot has nearly 20 years of selling experience to lead teams in the accounting, utilities, and market research spaces. He is currently an AVP with Instantly, where he has been for four years. Before Instantly, Mr. Magot worked with Research Panel Asia for a year and Global Market Insight for five years ramping up their sales divisions. Mr. Magot has long been active with emerging companies, and has owned a number of business leveraging his sales and finance experience. Mr. Magot has a Finance degree from California State University, Chico and is active in many organizations in Southern California.

Term of Office

Our Directors are appointed initially for a two year term to hold office and then annually until resignation or removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until resignation or are removed by the Board.

Family Relationships

There are no family relationships between or among the Directors, executive officers or persons nominated or chosen by us to become Directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former Director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended, vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

We do not currently have a compensation committee, executive committee, or stock plan committee.

Audit Committee

We do not have a separately designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor. Our Board of Directors, which performs the functions of an audit committee, does not have a member who would qualify as an “audit committee financial expert” within the definition of Item 407(d)(5)(ii) of Regulation S-K. We believe that, at our current size and stage of development, the addition of a special audit committee financial expert to the Board is not necessary.

Code of Ethics

As of December 31, 2014, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our President and CEO, Kurtis A. Kramarenko, has been paid a salary of $72,000 per year. During the reporting period, and effective February 13, 2014, we entered into an Executive Employment Agreement with Mr. Kramarenko (the “Agreement”). The Agreement provides him with a base salary of $72,000 per year, together with a signing bonus of 1 MM shares of the Company’s common stock fully vested immediately, and annual bonuses in the discretion of the Board. The initial term of the Agreement is for one year, subject to annual renewal by the Board. The Agreement contains various other terms and conditions and be reviewed in its entirety for more information. The goals of the Agreement are to continue to retain Mr. Kramarenko with a cash salary commensurate with his experience and responsibilities, while also providing him an incentive to maximize shareholder value by vesting him with significant stock ownership.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kurtis A. Kramarenko, CEO, Interim CFO	2014 2013	$72,000 $ n/a	$ 0.00 $ n/a	$ 40,000 $ n/a	$21,619 $ n/a	$ - $ n/a	$ - $ n/a	$ - $ n/a	$ $ n/a
Gary R. Gottlieb, Secretary, Director	2014 2013	$ - $ -	$ - $ -	$ 57,450 $ -	$ - $ -	$ - $ -	$ - $ -	$ - $ -	$ $ -

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of the end of our last completed fiscal year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Non-Exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Shares or Other Rights That Have Not Vested (#)
Kurtis A. Kramarenko, CEO, CFO	3,500,000	500,000	—	—	$ 0.05	—	—	—	—
Gary R. Gottlieb, Secretary	—	—	—	—	—	—	—	—	—

Compensation of Directors Table

The table below summarizes all compensation paid to our directors for our last completed fiscal year.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary R. Gottlieb	$ 6,815	$ 57,450	—	—	—	—	$64,265
Darren Magot	—	$ 7,000	$ 23,616	—	—	—	$30,616

Narrative Disclosure to the Director Compensation Table

During 2014 Gary Gottlieb was compensated $6,815 for his services as a Director. He also received 1,500,000 shares of common stock, valued at $57,450, based on the closing price of the stock on the date of grant.

Our Director Darren Magot had entered into an employment agreement with us under which he was granted 250,000 shares of common stock as a signing bonus and options to purchase 1,000,000 share of common stock at a price of $0.08 per share, vested at a rate of 250,000 per quarter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of our capital stock by each executive officer and Director, by each person known by us to beneficially own more than 5% of any class of stock and by the executive officers and directors as a group. Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,630,588,261 shares of common stock issued and outstanding as of September 20, 2015.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Kurtis A. Kramarenko 1450 Biscayne Way Haslett, MI 48840	4,000,000(1)	0.15%
Common	Gary R. Gottlieb 8275 S. Eastern Avenue, Suite 200-661 Las Vegas, NV 89123	1,500,000	0.06%
Common	Darren M. Magot 9061 Niguel Circle Huntington Beach, CA 92646	1,250,000(2)	0.05%
	All Officers and Directors as a Group	6,750,000	0.26%
	Other 5% owners
Common	MCKEA Holdings, LLC(3) P.O. Box 3587 Tustin, CA 92781	2,637,585,821(4)	50.32(5)%

(1) Includes 1,000,000 shares of common stock, together with vested options to purchase 3,000,000 shares of common stock (out of a total award of 4,000,000 options) at a price of $0.05 per share.

(2) Includes 250,000 shares of common stock, together with vested options to purchase 1,000,000 shares of common stock (out of a total award of 1,000,000 options) at a price of $0.08 per share.

(3) Kristine L. Ault is the Managing Member of MCKEA Holdings, LLC and, in that capacity, has the authority to make voting and investment decisions regarding its common stock.

(4) MCKEA Holdings, LLC’s ownership consists of 26,555,560 shares of common stock, plus 2,611,030,261 additional shares of common stock issuable upon conversion of all of its Class B Convertible Preferred Shares.

(5) Assumes all Class B Convertible Preferred Shares are converted to common stock.

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

2. Mr. Arguelles, a former Director, is the Executive Vice President of Imagine Media Group, Inc. Imagine Media Group has contracted to develop and maintain our online presence. Its responsibilities include database development, application processing and evaluation, and developing and maintaining an integrated tenant screening, sales and marketing program. Our relationship with Imagine Media Group is governed by Client Service Contract dated July 1, 2013, a copy of which was filed with our Current Report on Form 8-K filed August 15, 2013.

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

6. We are party to a $65,000 note dated February 1, 2013 with Finiks Capital, LLC. At the time the note was issued, Finiks was the owner of approximately 11.76% of our common stock. The note bears interest at a rate of five percent (5%) per year, and is due on or before February 1, 2015. All principal and interest is due at maturity and we may pre-pay the note without penalty upon 30 days written notice. The note is convertible to common stock at a price of $0.0065 per share at the option of the holder. Finiks has made additional advances under the note. On January 19, 2014, Finiks Capital transferred its rights to the $65,000 promissory note and $3,879 of accrued interest to Strategic IR, Inc.

7. On October 6, 2014, we executed with our controlling shareholder, MCKEA Holdings, LLC, a Convertible Promissory Note for $198,930 in exchange for the assignment and assumption of debt due from the Company and its subsidiary, Co-Signer.com, Inc. The debt includes a total of $110,803 due to third-party service suppliers and debt due to MCKEA for $88,127. The Note is secured by the issuance of 1,000,000 shares of Preferred Class B stock that has a non-diluting feature, and convertible into the Company’s shares of common stock, as consideration. On the same day the full $198,930 was converted into the 1,000,000 shares of Preferred Class B stock.

8. During the year ended December 31, 2014, the Company recognized total revenue of $190,863 from Avalanche International, Corp and its subsidiary Smith and Ramsay Brands, LLC. This accounts for approximately 58.6% of total revenue. MCKEA Holdings, LLC is the controlling shareholder of Cross Click Media, Inc. MCKEA Holdings, LLC is also the majority member of Philou Ventures, LLC, which is the controlling shareholder of Avalanche International, Corp.

9. The Company also recognized revenue of $73,706 from Foundation for a Greater America, Inc. (“FFAGA”). The Chairman of the Board for FFAGA is married to the managing member of MCKEA Holdings, LLC and two directors of FFAGA are members of MCKEA Holdings, LLC, the controlling shareholder of CrossClick Media, Inc.

10. Subsequent to December 31, 2014, the Company received a series of unsecured loans totaling $195,600 from Avalanche International, Corp. accruing interest at 12% for one year.

11. On June 5, 2015, we executed a 10% Simple Interest Promissory Note in favor of Avalanche International Corp. in the amount of $12,500. The Note is due on or before December 31, 2015 and it replaces the promissory note previously issued to Black Mountain Equities, LLC dated March 5, 2014, which was purchased by Avalanche International Corp.

12. On September 15, 2015, the Company executed a renewable Management Services Agreement with MCKEA Holdings, LLC for one year effective January 1, 2015 to coordinate financial and capital restructuring, business development and other consulting services. The minimum monthly services fee is $20,000 payable in cash or stock at the discretion of the Company.

Director Independence

We are not a “listed issuer” within the meaning of Item 407 of Regulation S-K and there are no applicable listing standards for determining the independence of our Directors. Applying the definition of independence set forth in Rule 4200(a)(15) of The NASDAQ Stock Market, Inc., we believe that no Director can be deemed an independent Director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's Executive Officers, Directors and 10% stockholders are required under Section 16 of the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company.

To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, no persons have failed to file on a timely basis as required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31,	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$27,000	$0	$0	$0
2013	$22,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Merger Agreement(5)
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation(5)
3.4	Certificate of Designation for Series A Convertible Preferred Stock(5)
3.5	Articles of Merger(10)
3.6	Certificate of Correction(10)
3.7	Certificate of Designation for Class B Convertible Preferred Stock(12)
3.8**	Certificate of Amendment to Articles of Incorporation effective December 1, 2014
10.1	Agreement of Conveyance, Transfer and Assignment of Subsidiary and Assumption of Obligations(4)
10.2	Form of 8% Secured Note(5)
10.3	Form of $0.25 Warrant(5)
10.1	8% Convertible Promissory Note issued to John Neal(5)
10.2	$400,000 Promissory Note with JMJ Financial(6)
10.3	8% Convertible Promissory Note issued to Finiks Capital, LLC(5)
10.4	9% Convertible Note(7)
10.5	Promissory Note with Darren M. Magot Dated January 3, 2014(8)
10.6	Darren Magot Employment Agreement(8)
10.7	Convertible Promissory Note with Cane Clark LLP dated June 29, 2012(3)
10.8	First Amendment to Convertible Promissory Note with Cane Clark LLP, dated November 30, 2012(3)
10.9	Second Amendment to Convertible Promissory Note with Cane Clark LLP(7)
10.10	9% Convertible Note with Charles J. Kalina(17)
10.11	9% Convertible Note with Stephen J. Smith(17)
10.12	Convertible Promissory Note with Hanover Holdings I, LLC(17)
10.13	Kurt Kramarenko Employment Agreement(17)
10.14	Services Agreement with IRTH Communications, LLC(17)
10.15	Consultant Agreement with Strategic IR, Inc. (17)
10.16	Promissory Note with Darren Magot dated January 27, 2013(17)
10.17	KBM Worldwide, Inc. Convertible Promissory Note dated March 20, 2014(9)
10.18	KBM Worldwide, Inc. Securities Purchase Agreement dated March 20, 2014(9)
10.19	Amendment dated April 4, 2014 to Promissory Note with JMJ Financial(9)
10.20	KBM Worldwide, Inc. Convertible Promissory Note dated June 5, 2014(11)
10.21	KBM Worldwide, Inc. Securities Purchase Agreement dated June 5, 2014(11)
10.22	KBM Worldwide, Inc. Convertible Promissory Note dated June 25, 2014(11)
10.23	KBM Worldwide, Inc. Securities Purchase Agreement dated June 25, 2014(11)
10.24	Promissory Note to Steven J. Smith dated June 19, 2014(11)
10.25	Debt Conversion Agreement with MCKEA Holdings, LLC(12)
10.26	KBM Worldwide, Inc. Convertible Promissory Note dated September 24, 2014(13)
10.27	KBM Worldwide, Inc. Securities Purchase Agreement dated September 24, 2014(13)
10.28	Convertible Promissory Note issued to WHC Capital, LLC dated October 9, 2014(13)
10.29	Securities Exchange and Settlement Agreement with Beaufort Capital Partners, LLC dated November 13, 2014(13)
10.30	Service Agreement with Five9, Inc.(13)
10.31	Master Contractor Agreement with Foundation for a Greater America, Inc.(14)
10.32	Amendment to Notes with KBM Worldwide, Inc.(15)
10.33	Client Service Contract with Imagine Media Group, LLC(16)
10.34**	Medium Term Promissory Note issued to Charles J. Kalina dated April 9, 2015
10.35**	Warrant issued to Charles J. Kalina dated April 9, 2015
10.36**	Convertible Promissory Note to Argent Offset dated September 2, 2014
10.37**	10% Convertible Note issued Charles J. Kalina dated June 19, 2015
10.38**	Consulting Agreement with MCKEA Holdings, LLC
10.39**	Convertible Promissory Note issued to Brett Gilliat dated January 10, 2015
10.40**	8% Convertible Redeemable Note issued to LG Capital Funding, LLC
10.41**	Promissory Note issued to Lord Abstract, LLC
10.42**	10% Simple Interest Promissory Note issued to Avalanche International Corp.
10.43**	KBM Worldwide, Inc. Convertible Promissory Note dated December 4, 2014
10.44**	KBM Worldwide, Inc. Securities Purchase Agreement dated December 4, 2014
10.45**	FFAGA Commercial SubLease Agreement dated June 1, 2015
14.1	Code of Business Conduct and Ethics(2)
31.1**	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL).

(1) Incorporated by reference to Registration Statement on Form S-1/A filed June 10, 2010.

(2) Omitted.

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

(5) Incorporated by reference to Current Report on Form 8-K filed August 15, 2013.

(6) Incorporated by reference to Current Report on Form, 8-K filed September 27, 2013.

(7) Incorporated by reference to Current Report on Form 8-K filed November 8, 2013.

(8) Incorporated by reference to Quarterly Report on Form 10-Q filed January 21, 2013.

(9) Incorporated by reference to Quarterly Report on Form 10-Q filed May 20, 2014.

(10) Incorporated by reference to Current Report on Form 8-K filed July 15, 2014.

(11) Incorporated by reference to Quarterly Report on Form 10-Q filed August 21, 2014.

(12) Incorporated by reference to Current Report on Form 8-K filed October 9, 2014.

(13) Incorporated by reference to Quarterly Report on Form 10-Q filed November 26, 2014.

(14) Incorporated by reference to Current Report on Form 8-K filed December 11, 2014.

(15) Incorporated by reference to Current Report on Form 8-K filed February 25, 2015.

(16) Incorporated by reference to Current Report on Form 8-K filed June 1, 2015.

(17) Incorporated by reference to Annual Report on Form 10-K filed April 15, 2014.

** Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cross Click Media, Inc.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cross Click Media, Inc.

By:	/s/ Kurtis A. Kramarenko
Kurtis A. Kramarenko President, Chief Executive Officer, and Interim Chief Financial Officer
October 30, 2015

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Gary R. Gottlieb
Gary R. Gottlieb Secretary and Director
October 30, 2015

By:	/s/ Darran M. Magot
Darren M. Magot Director
October 30, 2015

